Form 10-Q
period 2004-09-30
Nalco Holding CO
filed 2004-11-19
CIK 1298341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 001-32342

NALCO HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	16-1701300
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1601 West Diehl Road
Naperville, IL 60563-1198
(630) 305-1000

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes     No

As of November 16, 2004, the number of shares of the registrant's common stock, par value $0.01 per share, outstanding was 141,663,369 shares.

QUARTERLY REPORT ON FORM 10-Q
NALCO HOLDING COMPANY
Quarter Ended September 30, 2004

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Nalco Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in Millions)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63.1	$100.0
Accounts receivable, less allowances of $23.9 in 2004 and $21.0 in 2003	523.2	482.9
Inventories:
Finished products	226.0	233.6
Materials and work in process	59.9	61.5
	285.9	295.1
Prepaid expenses, taxes and other current assets	60.6	97.6
Total current assets	932.8	975.6
Property, plant, and equipment, net	815.8	865.6
Intangible assets:
Goodwill	2,359.1	2,500.1
Other intangibles, net	1,333.9	1,408.9
Other assets	386.5	413.6
Total assets	$5,828.1	$6,163.8
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$223.3	$155.9
Short-term debt	13.7	51.9
Other current liabilities	321.7	321.0
Total current liabilities	558.7	528.8
Other liabilities:
Long-term debt	3,503.5	3,262.8
Deferred income taxes	560.8	624.0
Accrued pension benefits	395.6	374.1
Other liabilities	305.8	293.5
Minority interest	12.9	11.6
Shareholders' equity	490.8	1,069.0
Total liabilities and shareholders' equity	$5,828.1	$6,163.8

See accompanying notes to condensed consolidated and combined financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated and Combined Statements of Operations
(Unaudited)
(Dollars in Millions)

	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Net sales	$774.2	$711.4	$2,227.9	$2,064.1
Operating costs and expenses:
Cost of product sold	(394.7)	(337.9)	(1,128.4)	(992.8)
Selling, administrative, and research expenses	(261.8)	(261.5)	(789.6)	(792.6)
Impairment of goodwill	—	—	—	(244.4)
Amortization of intangible assets	(23.9)	(20.5)	(73.0)	(61.8)
In-process research and development	—	—	(122.3)	—
Business optimization expenses	—	(5.5)	—	(15.2)
	(680.4)	(625.4)	(2,113.3)	(2,106.8)
Operating earnings (loss)	93.8	86.0	114.6	(42.7)
Other income (expense), net	(1.2)	(12.8)	(6.5)	(13.0)
Interest income	2.3	1.1	7.7	5.4
Interest expense	(64.0)	(9.7)	(187.7)	(29.2)
Earnings (loss) before income taxes	30.9	64.6	(71.9)	(79.5)
Income tax provision	(27.2)	(29.5)	(46.8)	(70.1)
Minority interests	(1.7)	(1.4)	(3.6)	(4.4)
Net income (loss)	$2.0	$33.7	$(122.3)	$(154.0)

See accompanying notes to condensed consolidated and combined financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)
(Dollars in Millions)

	Successor	Predecessor
	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Operating activities
Net loss	$(122.3)	$(154.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	80.7	91.6
Amortization	73.0	61.8
Impairment of goodwill	—	244.4
In-process research and development	122.3	—
Amortization of deferred financing costs and accretion of senior discount notes	36.4	—
Other, net	21.1	49.7
Changes in operating assets and liabilities	44.9	(30.8)
Net cash provided by operating activities	256.1	262.7
Investing activities
Purchase price adjustment on acquisition of Ondeo Nalco Group	25.3	—
Additions to property, plant, and equipment, net	(57.7)	(66.9)
Business purchases/sales, net	—	(25.6)
Other investing activities	(5.1)	(35.4)
Net cash used for investing activities	(37.5)	(127.9)
Financing activities
Cash dividends	—	(29.0)
Changes in short-term debt, net	(38.1)	(100.6)
Proceeds from long-term debt	542.9	0.6
Repayments of long-term debt	(318.6)	(6.8)
Deferred financing costs	(1.2)	—
Capital contributions (distributions), net	(437.6)	31.6
Other	(0.7)	(2.6)
Net cash used for financing activities	(253.3)	(106.8)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	10.7
Increase (decrease) in cash and cash equivalents	(36.9)	38.7
Cash and cash equivalents at beginning of period	100.0	120.5
Cash and cash equivalents at end of period	$63.1	$159.2

See accompanying notes to condensed consolidated and combined financial statements

Nalco Holding Company and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements
(Unaudited)
(Dollars in Millions)

September 30, 2004

1.    Description of Business and Change in Ownership

Description of Business

Nalco Holding Company and subsidiaries (the Company or Successor) is engaged in the worldwide manufacture and sale of highly specialized service chemical programs. This includes production and service related to the sale and application of chemicals and technology used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining, and other industrial processes.

Change in Ownership

On November 4, 2003, our indirect subsidiary, Nalco Holdings LLC (the Buyer), a newly formed entity controlled by affiliates of The Blackstone Group, L.P., Apollo Management, L.P., and The Goldman Sachs Group, Inc. (collectively, the Sponsors), pursuant to a Stock Purchase Agreement, (as amended, the Stock Purchase Agreement) with Suez S.A. (Suez or Seller) and certain of its affiliates, acquired the net assets of Ondeo Nalco Group (as defined in Note 2 below) for $4,127.1 million including direct costs of the acquisition of $125.6 million, excluding assumed debt of $30.2 million, and subject to certain closing and post-closing adjustments (the Acquisition).

The Buyer was capitalized by equity investments totaling $991.9 million from the Sponsors and $10.0 million from Dr. William H. Joyce, the Chairman and Chief Executive Officer of the Buyer. The equity investments were made to Nalco Investment Holdings LLC, the direct parent company of the Buyer which, in turn, contributed $1,001.9 million to the Buyer and was its parent company as of December 31, 2003. Funding for the Acquisition included the equity investments and the issuance of senior notes and senior subordinated notes (the Notes) in a private offering, and new revolving credit and term loan facilities by the Buyer, through its 100% owned subsidiary, Nalco Company.

The Stock Purchase Agreement provided for certain adjustments of the purchase price, including adjustments based on the closing working capital and indebtedness (as both are defined in the Stock Purchase Agreement) of the Ondeo Nalco Group at the date of the Acquisition. On March 25, 2004, the Buyer and Suez agreed to a $25.6 million working capital adjustment payable to the Buyer plus interest. This adjustment was not reflected in the consolidated financial statements as of December 31, 2003. The Buyer recorded the purchase price adjustment in 2004 by decreasing goodwill.

On January 14, 2004, Nalco Investment Holdings LLC contributed its 100% interest in the Buyer to a newly formed entity, Nalco Finance Holdings LLC, in exchange for a 99% interest in Nalco Finance Holdings LLC. The remaining 1% interest in Nalco Finance Holdings LLC is held indirectly by Nalco Investment Holdings LLC through its wholly owned subsidiary, Nalco Finance Holdings II Inc. As of January 14, 2004, Nalco Finance Holdings LLC became the direct parent company of the Buyer. Subsequent to that date, the Sponsors and Dr. Joyce engaged in a series of transactions that ultimately resulted in a newly formed entity, Nalco LLC, becoming the indirect and ultimate parent company of Nalco Investment Holdings LLC, Nalco Finance Holdings LLC, and the Buyer. Nalco LLC's interests in Nalco Investment Holdings LLC were held through its holdings of 100% of the interests of each of BCP Nalco I LLC, BCP Nalco II LLC, APV Nalco LLC, GS Nalco LLC and JAG Nalco LLC (collectively, the Sponsor entities), which collectively held 100% of the interests of Nalco Investment Holdings LLC.

On June 1, 2004, Nalco Investment Holdings II LLC was formed as a direct subsidiary of Nalco LLC. On June 7, 2004, Nalco Investment Holdings II LLC merged with each of the Sponsor entities

1.    Description of Business and Change in Ownership (continued)

and was the surviving entity of such merger. As a result of the merger, Nalco Investment Holdings II LLC owned 100% of the equity interests of Nalco Investment Holdings LLC. On June 17, 2004, Nalco Investment Holdings II LLC was converted into a corporation named Nalco Investment Holdings II Corp. and has since been renamed Nalco Holding Company. Because the ultimate ownership of the entities in the Successor company financial statements did not change, such financial statements have been presented as if Nalco Holding Company was the parent company since the date of the Acquisition.

2.    Basis of Presentation

These consolidated and combined financial statements should be read in conjunction with the consolidated financial statements of the Successor as of December 31, 2003 and for the period from November 4, 2003 to December 31, 2003, the combined financial statements of the Predecessor as of December 31, 2002 and 2001 and for each of the two years in the period ended December 31, 2002 and the combined financial statements of the Predecessor for the period from January 1, 2003 to November 3, 2003.

Predecessor — The accompanying combined financial statements of the Predecessor prior to the Acquisition include the consolidated financial statements of Ondeo Nalco Company and subsidiaries (ONC) and the combined financial statements of certain subsidiaries of Nalco International SAS (NIS) plus Calgon Europe Limited (UK), owned by Degremont (a former related party). The combined financial statements of NIS subsidiaries are a combination of the consolidated financial statements of Ondeo Nalco France, the consolidated financial statements of Aquazur Ltd., and the consolidated financial statements of Nalco Dutch Holdings B.V., Ondeo Nalco Belgium NV/SA, Wyss Wassertechnik AG, Ondeo Nalco (Shanghai) Trading Co., Ltd., and Nalco Portuguesa (Quimica Industrial) Ltd. Ondeo Industrial Solutions North America, a subsidiary of ONC, has been excluded from the Predecessor, as it was not acquired by the Company.

Successor — The accompanying consolidated financial statements include the accounts of Nalco Holding Company and subsidiaries (collectively, the Company) subsequent to the Acquisition.

The accompanying unaudited consolidated financial statements of the Successor and unaudited combined financial statements of the Predecessor have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net income reported for any period.

The consolidated financial statements of the Successor as of and for the three months and nine months ended September 30, 2004 reflect the Acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations.

The following unaudited pro forma financial data summarizes the results of operations for the three months and nine months ended September 30, 2003 as if the Acquisition had occurred as of the beginning of that period.

Pro forma adjustments include adjustments for (1) purchase accounting, including, (i) the elimination of inventory write-up recorded as a result of the Acquisition, (ii) adjustments to depreciation and amortization to reflect the fair value of property, plant and equipment and identified

2.    Basis of Presentation (continued)

intangible assets (with finite lives), (iii) elimination of the pension and other postretirement benefit amortization of unrecognized actuarial losses, prior service costs and transition obligations and assets losses, and (2) adjustments for items directly related to the transaction, including (i) rent expense that we would have incurred had the sublease of our Naperville, Illinois headquarters and research facility been in place, (ii) elimination of management fees that Suez and its affiliates charged to the Company for general corporate overhead and of charges to Suez and its affiliates for tax planning and compliance and treasury administration provided by the Company in North America, (iii) adjustments to interest expense to reflect the Company's new capital structure, and (iv) corresponding adjustments to income tax expense.

These pro forma amounts are not necessarily indicative of the results that would have been attained if the Acquisition had occurred at the beginning of each period presented or that may be attained in the future.

	Predecessor (unaudited)
	Three Months ended September 30, 2003	Nine Months ended September 30, 2003
Net sales	$711.4	$2,064.1
Operating earnings (loss)	85.4	(46.1)
Net income (loss)	$(1.1)	$(257.8)

The Company has not finalized the allocation of the purchase price as of September 30, 2004. The Company has preliminarily allocated the purchase price on the basis of its current estimate of the fair value of the underlying assets acquired and liabilities assumed as follows:

As of November 4, 2003
Current assets:
Cash and cash equivalents	$24.3
Trade accounts receivable	477.5
Inventories	316.5
Other current assets	103.6
Goodwill	2,288.6
Intangible assets	1,410.0
Purchased in-process research and development	122.3
Other noncurrent assets	366.3
Property, plant and equipment	831.4
Total assets acquired	5,940.5
Current liabilities:
Accounts payable	138.7
Accrued expenses	266.2
Other current liabilities	74.3
Long-term debt	30.2
Deferred income taxes	645.2
Accrued pension and other postretirement benefits	539.9
Other noncurrent liabilities	144.2
Total liabilities assumed	1,838.7
Net assets acquired	$4,101.8

2.    Basis of Presentation (continued)

Cash and cash equivalents, trade accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities were stated at historical carrying values, given the short-term nature of these assets and liabilities. Inventory and long-term debt outstanding as of the effective date of the Acquisition have been recorded based on management's judgments and estimates. The Company's projected pension and other postretirement benefit obligations and assets have been reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on management's computations which included valuations performed by independent actuaries engaged by the Company. Deferred income taxes have been provided in the consolidated balance sheet based on the Company's preliminary estimates of the tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. Valuation allowances were established for deferred tax assets related to all of the net operating loss carryforwards for which utilization is uncertain.

The Company engaged independent appraisers to assist in determining the fair values of property, plant and equipment and intangible assets acquired, including purchased in-process research and development (IPR&D), trade names, trademarks, developed technology and customer relationships. The Company has received preliminary values from the appraisers, which have been included in the above table, however, the final appraisals are not yet complete. Thus, the Company has not yet completed its allocation of purchase price and may make further adjustments to the preliminary allocations. The Company expects to receive final valuations from the independent appraisers in the final quarter of 2004 and complete its purchase accounting by the fourth quarter of 2004.

The Company recorded a one-time charge for purchased IPR&D expenses of $122.3 million during the nine months ended September 30, 2004. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use. These products had not been released to the market as of the date of the Acquisition, but the features and functionality of the products had been defined.

During the nine months ended September 30, 2004, the Company reduced by $21.5 million the estimated fair value of property, plant and equipment to reflect the most recent updated valuation provided by its independent appraisers.

Trademarks and trade names have been preliminarily valued based on the relief of royalty approach. This method allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the trademark or trade name in order to exploit the economic benefits. Trademarks and trade names that have been valued under this approach have a preliminary value of $830.0 million with an estimated indefinite life.

Patents and developed technology have been preliminarily valued based on the relief of royalty approach. This method allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the patent or technology in order to exploit the economic benefits. The technologies that have been valued under this approach have a preliminary value of $100.0 million with an estimated weighted average useful life of 10 years.

Customer relationships have been preliminarily valued using an income approach after considering a fair return on fixed assets, working capital, patents, trade names, trademarks, technology, and assembled workforce. A preliminary value of $480.0 million has been assigned to customer relationships. As of December 31, 2003, an estimated useful life of 10 years had been used based on preliminary information obtained from our independent appraisers. In the nine months ended September 30, 2004, we obtained updated information from our independent appraisers and revised the estimated useful life of customer relationships to 16 years.

Based on the preliminary estimates, approximately $3.4 billion of goodwill and other intangible assets will not be deductible for income tax purposes. The primary reasons for the Acquisition and the primary factors that contributed to a purchase price that resulted in recognition of goodwill include:

2.    Basis of Presentation (continued)

•	The Company's leading market position as a global provider of integrated water treatment and process improvement services, chemicals and equipment programs for industrial and institutional applications offers a competitive advantage in competing for new customers;

•	The Company being one of only a small number of companies that can provide turnkey water management solutions on a global basis (130 countries across six continents) offers a competitive advantage in meeting the global needs of multinational customers and mitigates the potential impact of volatility in any individual country or region;

•	The diverse customer base and industries served minimizes the potential impact of volatility from any one customer or industry.

Other considerations affecting the value of goodwill include:

•	The potential for improved earnings and cash flow gained from operating as a stand-alone company with focused management effort and more efficient resource management and from the ability of the assembled work force to drive significant annual cost reductions in the administrative and overhead functions;

•	The historical heavy investment in recruiting and continuously training more than 5,000 sales professionals and engineers;

•	The ability of the assembled workforce to develop future innovative technologies and products, as has been done in the past through a focused commitment to technology, research and development;

•	The application of purchase accounting, particularly for such items as pension and other post-retirement benefits for which significant reserve balances were recorded with no corresponding significant short-term cash outflows.

In conjunction with the Acquisition, the Company has formulated a plan to exit or restructure certain activities. The Company has recorded liabilities of $34.4 million, primarily for employee severance and related costs, in connection with the Company's plan to exit or restructure certain activities. As of September 30, 2004, $29.4 million has been charged against this accrual. The Company expects that these activities will be completed by the end of the third quarter 2005.

The consolidated statement of operations for the nine months ended September 30, 2004 includes an additional $14.5 million in cost of products sold related to the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting.

3.    Trade Accounts Receivable Securitization

In June 2004, the Company entered into a three-year accounts receivable securitization facility with a commercial paper conduit sponsored by one of the lenders under the Company's senior credit facilities. The facility provides up to $100 million in funding, based on availability of eligible trade accounts receivable and other customary factors.

In connection with the facility, the Company established a bankruptcy-remote, wholly owned, special purpose limited liability company (the "Transferor"), into which Nalco Company and one of its domestic subsidiaries (the "Sellers") transfer all eligible trade accounts receivable (the "Receivables"). Pursuant to a Receivables Transfer Agreement, the Transferor then transfers an undivided interest in the Receivables to the commercial paper conduit or the related bank sponsor (the "Transferees") in exchange for cash.

The financing fee charged by the Transferees under the facility is based on the amount funded and the conduit's cost of funds for issuing commercial paper plus a margin that varies based on the leverage ratio as calculated under the Company's senior credit facilities. A commitment fee that varies based on the same ratio and the unused portion of the facility is also charged by the conduit. Under

3.    Trade Accounts Receivable Securitization (continued)

the facility, Nalco Company services, administers and collects the Receivables, for which it receives a monthly servicing fee of 1% per annum of the average daily outstanding balance of Receivables.

Availability of funding under the facility depends primarily upon the outstanding Receivables balance from time to time. The facility may be terminated for, among other reasons, material breaches of representations and warranties, bankruptcies of the Sellers or the Transferor, a judgment or order for the payment of money rendered against the Transferor, cross-defaults to the Company's other debt, or breach of specified financial covenants. The Company is currently in compliance with these covenants.

The facility is accounted for as a secured borrowing, resulting in the funding and related Receivables being shown as liabilities and assets, respectively, on the Company's consolidated balance sheet and the costs associated with the facility being recorded as interest expense. At September 30, 2004, the Company had outstanding borrowings of $47.6 million under the facility, which the Company had used to repay term loans under the senior credit facilities.

4.    Goodwill and Other Intangible Assets

The changes in goodwill for the period were as follows:

Balance as of December 31, 2003	$2,500.1
Adjustment to record purchased IPR&D expense	(122.3)
Adjustment of Ondeo Nalco Group purchase price	(25.3)
Revised fair value of property, plant and equipment	21.5
Adjustment to fair value of other long term assets	1.5
Adjustment to accrued liabilities	21.9
Adjustment to deferred income taxes	(22.6)
Effect of foreign currency translation	(15.7)
Balance as of September 30, 2004	$2,359.1

The following table reflects intangible assets and related amortization information:

	As of September 30, 2004		As of December 31, 2003
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$492.3	$(79.3)	$494.4	$(13.9)
Patents and developed technology	100.5	(9.6)	100.1	(1.7)
Intangible assets not subject to amortization:
Trademarks and trade names	830.0	—	830.0	—
	$1,422.8	$(88.9)	$1,424.5	$(15.6)

5.    Debt

Debt consists of the following:

	September 30, 2004	December 31, 2003
Short-term
Checks outstanding and bank overdrafts	$12.3	$19.5
Notes payable to banks	0.1	1.5
Current maturities of long-term debt	1.3	29.2
Notes payable to affiliated companies	—	1.7
	$13.7	$51.9
Long-term
Revolving credit facility	$—	$15.0
Securitized trade accounts receivable facility	47.6	—
Term loan A, due November 2009	225.6	311.2
Term loan B, due November 2010	1,095.9	1,300.0
Senior notes, due November 2011	913.1	917.7
Senior subordinated notes, due November 2013	713.1	717.7
Unsecured notes, due May 2008	27.8	27.8
Senior discount notes due February 2014	477.8	—-
Other	3.9	2.6
	3,504.8	3,292.0
Less: Current portion	1.3	29.2
	$3,503.5	$3,262.8

On January 21, 2004, the Company, through its 100% owned subsidiaries, Nalco Finance Holdings LLC and Nalco Finance Holdings Inc. (together, the Issuers), issued $694.0 million aggregate principal amount at maturity of 9.0% senior discount notes due 2014. Prior to February 1, 2009, interest will accrue on the senior discount notes in the form of an increase in the accreted value of such notes. Thereafter, cash interest on the senior discount notes will accrue and be payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2009, at a rate of 9.0% per annum. The accreted value of each note will increase from the date of issuance until February 1, 2009 at a rate of 9.0% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on February 1, 2009. At September 30, 2004, the senior discount notes had an accreted value of approximately $683.00 per $1,000 principal amount at maturity of notes, resulting in a total accreted value of $474.0 million. The $3.8 million difference between the carrying value of the notes and the total accreted value represents a premium which is being amortized over the term of the notes.

The Company and the Issuers do not generate any revenue, and Nalco Finance Holdings Inc. was incorporated solely to accommodate the issuance of the notes by Nalco Finance Holdings LLC. All of the Company's consolidated assets are owned, and all of the Company's consolidated net sales are earned, by its direct and indirect subsidiaries. As of September 30, 2004, the Company's subsidiaries had $967.5 million of restricted net assets. The terms of Nalco Company's senior credit agreement fully prohibit Nalco Holdings LLC and its subsidiaries from paying dividends or otherwise transferring their assets to the Issuers or the Company. Further, the terms of the indentures governing the senior notes and senior subordinated notes of Nalco Company significantly restrict Nalco Company and the Issuers' other subsidiaries from paying dividends or otherwise transferring assets to the Issuers or the Company. The ability of Nalco Company to make such payments is governed by a formula based on its consolidated net income, as well as meeting certain other conditions. Notwithstanding such restrictions, such indentures permit an aggregate of $50.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met. The Issuers' subsidiaries will be permitted under the terms of the senior credit facilities and other indebtedness to

5.    Debt (continued)

incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to the Issuers or the Company.

6.   Shareholders' Equity

Shareholders' equity consists of the following:

	September 30, 2004	December 31, 2003
Common stock, par value $.01 per share, 500,000,000 shares authorized, 100 shares issued and outstanding	$—	$—
Additional paid-in capital	564.3	—
Capital account	—	1,001.9
Accumulated deficit	(146.4)	(24.1)
Accumulated other comprehensive income:
Foreign currency translation adjustments	72.9	91.2
Total shareholders' equity	$490.8	$1,069.0

During the nine months ended September 30, 2004, the Company used the net proceeds of the issuance of the senior discount notes due 2014 to make a return of capital distribution of approximately $446.9 million to the Sponsor entities.

Also during the nine months ended September 30, 2004, the Company received additional capital contributions of $9.3 million from its direct parent company, Nalco LLC. This resulted from capital contributions received by Nalco LLC, comprised of an additional equity investment of $1.2 million by Dr. William H. Joyce and $8.1 million in proceeds from the sale of equity interests to certain officers and key employees under the Nalco LLC 2004 Unit Plan.

7.    Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months and nine months ended September 30, 2004 and 2003 were as follows:

	Pension Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Service cost	$6.6	$5.1	$21.1	$17.7
Interest cost	9.0	7.7	29.1	27.7
Expected return on plan assets	(6.3)	(6.6)	(19.9)	(24.4)
Amortization of prior service cost	—	(0.5)	—	(1.9)
Recognized net actuarial loss	—	3.0	—	11.1
Special termination benefits	—	—	—	0.6
Settlement charge	—	—	—	0.7
Curtailment	—	—	—	0.9
Net periodic cost	$9.3	$8.7	$30.3	$32.4

7.    Pension and Other Postretirement Benefit Plans (continued)

	Other Postretirement Benefits
	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Service cost	$1.2	$1.0	$4.1	$3.6
Interest cost	1.8	1.7	6.2	6.4
Amortization of prior service cost	—	(2.0)	—	(7.1)
Recognized net actuarial loss	—	1.4	—	5.1
Net periodic cost	$3.0	$2.1	$10.3	$8.0

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company has determined that prescription drug benefits that it provides to its retirees do not qualify for the federal subsidy provided by the Act. Accordingly, no accounting recognition is required.

The Company contributed $4.1 million to its principal domestic pension plan during the third quarter 2004.

8.    Equity Compensation Plan

Nalco LLC, the Company's ultimate parent company, established the Nalco LLC 2004 Unit Plan (the "Plan") for purposes of (i) attracting and retaining exceptional officers and other key employees, non-employee directors and consultants of Nalco LLC and the Company and (ii) enabling such individuals to acquire an equity interest in Nalco LLC and to participate in the long-term growth and financial success of Nalco LLC and the Company.

During the second quarter 2004, Nalco LLC granted certain officers and key employees of the Company rights to purchase a designated number of one or more classes of equity interests ("Units") in Nalco LLC. Those officers and key employees who elected to purchase such Units did so at their fair value, as determined by an independent valuation advisor.

The Units subject to the Plan include Class A, Class B, Class C, and Class D Units. The Class A Units are fully vested at the time of purchase by an employee and have economic characteristics that are similar to those of shares of common stock in a private corporation. The Class B, Class C, and Class D Units are subject to vesting provisions, meaning that in order for such Units to be entitled to distributions or other benefits, an employee will have to continue to provide services for a certain period of time. However, with respect to the Class C and Class D Units, such vesting will be accelerated if the Company achieves certain performance targets. The Units also become fully vested 18 months after a change in control of the Company, subject to certain other conditions.

Though the Plan was established by the Company's ultimate parent company, the Company will account for the Plan since its economic substance is substantially the same for the Company and its employees. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Since the price of the Units offered was their fair value, no earned or unearned compensation expense was recognized on the grant date. The grant date represents the measurement date for the Class A, Class B, and Class C Units, and these Units will be subject to "fixed" plan accounting. However, due to the vesting provisions of the Class D Units, the measurement date is not yet determined, and the Class D Units will be subject to "variable" plan accounting.

8.    Equity Compensation Plan (continued)

As a result of the purchase of Units under the Plan by key officers and employees, the Company received an additional contribution of capital of $8.1 million.

9.   Business Optimization Expenses

During 2002, the Predecessor began a program to realign its support for the petroleum, petrochemical, pulp, and paper industries to provide one-stop process improvement and water treatment sales and service to these key customers. As a result, the Predecessor incurred expenses of $5.1 million and $13.2 million during the three months and nine months ended September 30, 2003, respectively, which consisted primarily of severance, outplacement, and employee relocations. This program was completed in 2003.

As a result of acquiring Exxon's interest in the Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon) joint venture in 2001, the Predecessor incurred costs related to integrating the operations of the joint venture with those of the Predecessor. Certain costs which were related to the integration, including severance, relocations, and asset impairments, were accrued as a liability on the date of acquisition. The Predecessor also incurred consulting and other expenses that were charged to business optimization expenses during 2003 and 2002, including $0.4 million and $2.0 million during the three months and nine months ended September 30, 2003, respectively.

10. Summary of Other Income (Expense)

The components of other income (expense), net for the three months and nine months ended September 30, 2004 and 2003, include the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Gain (loss) on sale of business	$—	$(5.7)	$—	$(5.0)
Sponsor monitoring fees	(2.7)	—	(8.4)	—
Suez management fees	—	(0.8)	—	(2.3)
Franchise taxes	(0.8)	3.8	(2.3)	1.0
Equity in earnings of unconsolidated subsidiaries	1.1	0.4	2.4	1.7
Foreign currency exchange adjustments	0.2	(0.4)	(1.0)	2.8
Termination of interest rate swap	—	(10.9)	—	(10.9)
Other	1.0	0.8	2.8	(0.3)
	$(1.2)	$(12.8)	$(6.5)	$(13.0)

11. Income Taxes

The difference between the Company's effective tax rate and the U.S. federal tax rate of 35% for the three months ended September 30, 2004 is primarily attributable to the one-time impact of creating a tax-efficient method of repatriating earnings from certain offshore subsidiaries, incremental U.S. taxes on the repatriation of other non-U.S. earnings, and the recording of a valuation allowance for the tax benefit from the deduction for interest expense on the senior discount notes issued in January 2004.

The difference between the Predecessor's effective tax rate and the U.S. federal tax rate of 35% for the three months ended September 30, 2003 was primarily attributable to the income tax impact on the loss on the sale of the Predecessor's South African subsidiary.

The difference between the Company's and the Predecessor's effective tax rate and the U.S. federal tax rate of 35% for the nine months ended September 30, 2004 and September 30, 2003 is primarily attributable to the nondeductible $122.3 million charge for purchased IPR&D and the $244.4 million of nondeductible goodwill impairment, respectively. Other factors contributing to the difference are the incremental tax costs of repatriating non-U.S. earnings, the 2004 valuation allowance for the tax benefit from the deduction for the interest expense on the senior discount notes, non-U.S. taxes, state taxes and other permanent differences.

12. Comprehensive Income

Total comprehensive income and its components, net of related tax, for the three months and nine months ended September 30, 2004 and 2003, are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Net income (loss)	$2.0	$33.7	$(122.3)	$(154.0)
Other comprehensive income, net of income taxes:
Gain on derivative instruments	—	8.0	—	8.5
Foreign currency translation adjustments	44.3	13.2	(18.3)	50.9
Comprehensive income (loss)	$46.3	$54.9	$(140.6)	$(94.6)

13. Segment Information

The Company provides integrated water treatment and process improvement services for industrial and institutional applications, using technologically advanced solutions, combining chemical products and equipment, and consistent, reliable on-site service and expertise. These solutions and services enable the Company's customers to improve production yields, lower manufacturing costs, extend asset lives and maintain environmental standards at costs that represent a small share of their overall production expense.

The Company is organized based on the end markets it serves. The organization is comprised of the following reportable segments:

Industrial and Institutional Services – This segment serves the global water treatment and process chemical needs of the industrial, institutional, and municipal markets.

Energy Services – This segment serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

Paper Services – This segment serves the process chemicals and water treatment needs of the global pulp and paper industry.

Other – This segment serves the alternative channels to market, supply chain activities, and certain other operating expenses not allocated to a segment. It also includes the Company's subsidiary in India and the Katayama Nalco joint venture.

Beginning with the three months ended September 30, 2004, the Company began reporting Pacific region results related to the Industrial and Institutional Services segment and the Paper Services segment with those segments. These results had previously been reported in the Other segment. Amounts for prior periods have been restated to conform with this change in the composition of the Company's reportable segments.

The Company evaluates the performance of its segments based on "direct contribution", which is defined as net sales, less cost of products sold (excluding variances to standard costs), selling and service expenses, marketing expenses and research expenses directly attributable to each segment. There are no intersegment revenues. Prior year data have been reclassified between segments to conform to the current year presentation.

13. Segment Information (continued)

Net sales by reportable segment were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Industrial and Institutional Services	$355.4	$336.1	$1,036.7	$954.6
Energy Services	200.1	180.8	592.2	531.1
Paper Services	164.7	159.8	490.0	463.2
Other	54.0	34.7	109.0	115.2
Net sales	$774.2	$711.4	$2,227.9	$2,064.1

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings (loss) before income taxes:

	Successor	Predecessor	Successor	Predecessor
	Three Months ended September 30, 2004	Three Months ended September 30, 2003	Nine Months ended September 30, 2004	Nine Months ended September 30, 2003
Segment direct contribution:
Industrial and Institutional Services	$88.0	$94.0	$257.7	$239.9
Energy Services	40.0	41.0	124.8	121.9
Paper Services	35.8	39.5	112.1	108.2
Other	(4.1)	(10.7)	(45.4)	(32.6)
Total segment direct contribution	159.7	163.8	449.2	437.4

Income (expenses) not allocated to segments:
Administrative expenses	(42.0)	(51.8)	(139.3)	(158.7)
Amortization of intangible assets	(23.9)	(20.5)	(73.0)	(61.8)
Impairment of goodwill	—	—	—	(244.4)
In-process research and development	—	—	(122.3)	—
Business optimization expenses	—	(5.5)	—	(15.2)
Operating earnings (loss)	93.8	86.0	114.6	(42.7)
Other income (expense), net	(1.2)	(12.8)	(6.5)	(13.0)
Interest income	2.3	1.1	7.7	5.4
Interest expense	(64.0)	(9.7)	(187.7)	(29.2)
Earnings (loss) before income taxes	$30.9	$64.6	$(71.9)	$(79.5)

14. Contingencies and Litigation

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company and its subsidiaries, arising from the ordinary course of business with respect to commercial, intellectual property, product liability, employee and environmental matters. Historically these matters have not had a material impact on the consolidated financial position of the Company. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

The Company has been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at three waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. The Company's financial contribution to remediate these sites is expected to be minor. There has been no significant financial impact on the

14. Contingencies and Litigation (Continued)

Company up to the present, nor is it anticipated that there will be in the future, as a result of these matters. The Company has made and will continue to make provisions for these costs if the Company's liability becomes probable and when costs can be reasonably estimated. The Company's undiscounted reserves for known environmental clean up costs were $2.0 million at September 30, 2004.

These environmental reserves represent management's current estimate of its proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, its previous experience with respect to clean-up activities, a detailed review by the Company of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. Expenditures for the three months and nine months ended September 30, 2004, relating to environmental compliance and clean up activities were not significant.

The Company has been named as a defendant in lawsuits based on claimed involvement in the supply of allegedly defective or hazardous materials. The plaintiffs in these cases seek damages for alleged personal injury or potential injury resulting from exposure to our products or other chemicals. These matters have had a de minimis impact on the Company's business historically and the Company does not anticipate these matters to present any material risk to the Company's business in the future. Notwithstanding, the Company cannot predict the outcome of any such lawsuits or the involvement the Company might have in these matters in the future.

The Company has received subpoenas from the U.S. Department of Justice for documents and testimony relating to its storage of claimed hazardous materials and the claimed leakage of wastewater at its plant in Garyville, Louisiana. No charges or indictments have been filed, but the outcome of this investigation is unknown to the Company.

In the ordinary course of its business, the Company is also a party to a number of lawsuits and is subject to various claims relating to trademarks, employee matters, contracts and chemicals, the outcome of which, in the opinion of management, should not have a material effect on the consolidated financial position of the Company. However, we cannot predict the outcome of any litigation or the potential for future litigation. The Company maintains accruals and/or has insurance in those instances where there is reason to believe that significant costs might be incurred.

15. Guarantees

No significant guarantees were outstanding at September 30, 2004, other than subsidiary-related performance guarantees.

The Company had $34.5 million of letters of credit outstanding at September 30, 2004.

16. Subsequent Event

On November 16, 2004, Nalco Holding Company completed an initial public offering of 51,111,111 shares of its common stock, including 6,666,667 shares sold pursuant to an underwriters' option to purchase additional shares, at a price of $15.00 per share. Net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were approximately $721.5 million.

Approximately $544.6 million of the net proceeds was used to pay a dividend that was declared prior to the consummation of this offering to Nalco LLC, the direct parent company of Nalco Holding Company and sole stockholder on the record date of the dividend. Approximately $176.9 million of

16. Subsequent Event (Continued)

the net proceeds will be used to redeem a portion of the $694.0 million aggregate principal amount at maturity of 9.0% senior discount notes due 2014 issued by Nalco Holding Company's subsidiaries, Nalco Finance Holdings LLC and Nalco Finance Holdings Inc., including the payment of the applicable redemption premium.

In addition to the aforementioned cash dividend paid from the net proceeds from the offering of shares of its common stock, Nalco Holding Company declared a stock dividend payable to Nalco LLC of 90,552,158 shares of Nalco Holding Company common stock and a warrant to purchase, for $0.01 per share, up to 6,191,854 shares of Nalco Holding Company common stock.

In connection with the offering, the Company paid affiliates of the Sponsors a $35.0 million fee to terminate their obligation to provide the Company with services under a monitoring fee agreement. The Company has temporarily funded this payment using a portion of the net proceeds from the offering that will be used to redeem a portion of the senior discount notes. At the time those notes are redeemed, the Company intends to borrow $35.0 million under its revolving credit facility to fund this payment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers periods prior to the Transactions, defined as the acquisition of Ondeo Nalco Group, comprised of Nalco Company and Nalco International SAS Subsidiaries, by Nalco Holdings and the related financings in connection with such acquisition. Accordingly, the discussion and analysis of historical periods prior to the Transactions do not reflect the significant impact that the Transactions have had on us. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the consolidated and combined financial statements of Nalco Holding Company included elsewhere in this report.

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended September 30, 2004 (the "Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," " believes," "forecasts," or future or conditional verbs, such as "will," "should," "could" or "may," and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

•	our substantial leverage;

•	limitations on flexibility in operating our business contained in our debt agreements;

•	increases in interest rates;

•	pricing pressure from our customers;

•	technological change and innovation;

•	risks associated with our non-U.S. operations;

•	fluctuations in currency exchange rates;

•	many competitors in the markets in which we operate;

•	changes to environmental, health and safety regulations;

•	operating hazards in our production facilities;

•	our significant pension benefit obligations;

•	our ability to attract and retain skilled employees, particularly research scientists, technical sales professionals and engineers; and

•	the possibility that our owners' interests will conflict with ours or yours.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

Executive Overview

During the three months ended September 30, 2004, we generated strong sales growth compared to the three months ended September 30, 2003, which enabled us to make discretionary debt reduction payments during the three months ended September 30, 2004, including paying down $90.0 million of term loan debt. These accelerated payments helped reduce our indebtedness, net of our change in cash and cash equivalents, by $81.0 million during the three months ended September 30, 2004.

Net sales for the three months ended September 30, 2004 increased 8.8% to $774.2 million from $711.4 million for the same period last year. Changes in foreign currency translation rates accounted for 3.3% of the growth. A total of $4.5 million, or 0.6%, of the increase in sales came from net acquisition/divestiture activity, driven primarily by the addition of Katayama Nalco sales above the amount we contributed to the Japanese joint venture, minus sales from our divested South Africa business. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, our sales grew 4.9% even as cool summer weather and hurricane-based plant shutdowns modestly affected sales.

All three of our major segments contributed to our sales growth during the three months ended September 30, 2004, led by the Energy Services segment, which increased sales 10.7% compared to the three months ended September 30, 2003. Industrial and Institutional Services sales grew 5.7%, while Paper Services improved sales by 3.1%. The Other segment, consisting mainly of Katayama Nalco, our operations in India, our Integrated Channels Group and some miscellaneous sales, grew 55.6% compared to the three months ended September 30, 2003, primarily as a result of our consolidation of Katayama Nalco's sales.

Gross margins declined from 52.5% in the three months ended September 30, 2004 to 49.0% in the three months ended September 30, 2003, largely due to freight and raw material cost increases and changes in product mix, with lower gross margin mining and oil and gas exploration services growing significantly faster than our other business units, while above-average gross margin cooling water sales grew more slowly as a result of cooler than normal July and August weather in North America.

During the three months ended September 30, 2004, supply constraints of acrylic acid, cationic monomer and silicone challenged us to raise prices and develop alternate suppliers and products. While we had anticipated increased costs during this period, the magnitude of the cost increases has been higher than we had previously anticipated. We have, however, not faced shortages in a few significant raw materials since vendors have allocated to us supplies of these materials.

We have a number of options to counter these cost increases, including active price management, using existing alternative technologies and developing new offerings. All of these options take a period of time before the benefits can be reflected in our results.

We have quickly moved to replace some products containing supply-constricted materials with alternative products while maintaining or improving customer performance as fully as possible. We have also announced additional price increases in September 2004 designed to begin taking effect during the fourth quarter of 2004. We expect these price increases to offset higher freight costs, in addition to offsetting raw material costs that continued to rise through the three months ended September 30, 2004. Because of the service nature of our business, it generally takes several months before the full impacts of price increases are reflected in our results.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Certain of our new product programs also reduce our dependence on selected raw materials. Our 3D TRASAR® stress management system for cooling water improves customer performance while reducing demand for acrylic-acid-based products. In the three months ended September 30, 2004, we had approximately $7.0 million of sales of our 3D TRASAR® stress management system.

Corporate-level cost reductions contributed to a 9.1% improvement in operating earnings in the three months ended September 30, 2004 compared to the same period last year, of which 6.3% was organic (i.e., excluding the impacts of changes in foreign currency translation rates and acquisitions and divestitures).

Net income was $2.0 million in the three months ended September 30, 2004, compared to $33.7 million in the three months ended September 30, 2003. This change is primarily due to changes in interest expense, which was $64.0 million during the three months ended September 30, 2004 compared to $9.7 million during the three months ended September 30, 2003, prior to the Acquisition.

Our largest capital expenditure project in 2004 is for information systems. In October 2004, we successfully completed conversion of our North America business to a new SAP platform. We expect our European operations to convert to the SAP platform at the beginning of January 2005. In anticipation of a possible interruption in product shipments due to the conversion, we plan to encourage our European customers to accept product shipments early, under normal terms of sale, which will result in the shifting of some sales from the first quarter of 2005 to the fourth quarter of 2004. We cannot reasonably estimate the impact of these sales on our fourth quarter results at this time, but we expect the amounts to be fairly limited. We intend to clarify these impacts on our results when announcing fourth quarter sales and earnings.

The capital demands on our business remain low. For the three months ended September 30, 2004, our net capital expenditures were $22.8 million compared to $26.5 million in the three months ended September 30, 2003, with nearly one-third of the expenditures attributed to our SAP project. We expect capital costs for information technology to decline in 2005 with the completion of the SAP project in Europe. However, we expect our annual capital spending to remain at approximately $100 million in 2005 as we expand capacity in a few select areas, such as our supply chain, to meet volume growth.

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net sales for the quarters ended September 30, 2004 and September 30, 2003 may be compared as follows:

	Successor	Predecessor		Attributable to Changes in the Following Factors
	Three Months Ended
(dollars in millions)	September 30, 2004	September 30, 2003	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$355.4	$336.1	5.7%	3.5%	(0.4)%	2.6%
Energy Services	200.1	180.8	10.7%	3.2%	(1.9)%	9.4%
Paper Services	164.7	159.8	3.1%	3.0%	(1.4)%	1.5%
Other	54.0	34.7	55.6%	4.0%	33.1%	18.5%
Net sales	$774.2	$711.4	8.8%	3.3%	0.6%	4.9%

Net Sales.    Net sales for the three months ended September 30, 2004 were $774.2 million, an 8.8% increase over the $711.4 million reported for the three months ended September 30, 2003. After adjusting for the favorable effects of changes in foreign currency translation rates and the impact of

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

acquisitions and divestitures, net sales were up 4.9%. This improvement was driven by favorable sales growth broadly spread across our customer base. The Energy Services division, led by strong oil and gas production service sales, posted significant organic growth in sales of 9.4% over the same period last year. The Industrial and Institutional Services division reported broad-based growth across most of the markets and geographic regions it serves, led by its global mining business. Solid gains in our water treatment business in the Middle East, Latin America and the Pacific region, also contributed to the 2.6% organic growth reported by the Industrial and Institutional Services division. Organically, Paper Services division sales were slightly favorable compared to a year ago, reflecting continued growth in the Pacific region, Latin America and Europe, partly offset by the lingering effect of 2003 price and contract concessions in North America. The variation in revenue recognition adjustments for Europe and North America accounted for most of the organic change in "other" sales. In addition, "other" sales include the sales of a new Japanese joint venture, Katayama Nalco, which was formed with Katayama Chemical Inc. to accelerate our development in this important industrialized market. The increase in "other" sales attributable to acquisitions/divestitures includes the incremental impact of Katayama Nalco, which was partially offset by the effect of the 2003 divestiture of the Predecessor's South African subsidiary.

Gross Profit.    Gross profit, defined as the difference between net sales and costs of products sold, of $379.5 million for the three months ended September 30, 2004 increased by $6.0 million, or 1.6%, over the $373.5 million reported for the three months ended September 30, 2003. Adjusted for the favorable effects of changes in foreign currency translation rates and the impact of acquisitions and divestitures, gross profit decreased by $7.0 million, or 1.9%. The most notable factors contributing to this decrease were the aforementioned increase in sales volumes, which favorably impacted gross profit by approximately $15.5 million, but which was more than offset by margin erosion mainly due to product mix ($11.0 million), increased raw material ($4.5 million), and freight costs ($4.0 million). The most significant margin erosion was in the Industrial and Institutional Services division, whose gross profit margin declined 3.9% from the three months ended September 30, 2003. A significant portion of this decline was driven by the stronger sales growth in lower margin business, primarily global mining. This unfavorable mix impact was amplified by raw material and freight increases. In addition, both the Paper Services division and the Energy Services division gross profit margin declined by more than 3% compared to the three months ended September 30, 2003. Paper Services was mostly affected by the negative price impact resulting from contract renegotiations and by increased freight costs, whereas Energy Services was mostly affected by a combination of mix — stronger organic growth of lower margin upstream businesses — and higher raw material costs.

Selling, Administrative and Research Expenses.    Selling, administrative and research expenses for the three months ended September 30, 2004 were $261.8 million, an increase of $0.3 million, or 0.1%, from $261.5 million for the three months ended September 30, 2003. Adjusted for the unfavorable effects of changes in foreign currency translation rates and the impact of acquisitions and divestitures, selling, administrative, and research expenses decreased by $9.7 million, or 3.7%, primarily due to spending reduction initiatives launched at the end of 2003 and tightened spending controls in 2004.

Amortization of Intangible Assets.    Amortization of intangible assets was $23.9 million and $20.5 million for the three months ended September 30, 2004 and 2003, respectively. The increase resulted from higher amortization of intangible assets as a result of the Acquisition.

Business Optimization Expenses.    Business optimization expenses of $5.5 million for the three months ended September 30, 2003 primarily represented expenses associated with the Predecessor's sales and marketing business realignment launched in 2002.

Other Income (Expense), Net.    Other income (expense), net was an expense of $1.2 million and $12.8 million for the three months ended September 30, 2004 and 2003, respectively. Included in the three months ended September 30, 2003 was a $10.9 million charge resulting from the discontinuance of hedge accounting for an interest rate swap and a $5.3 million loss on the sale of the Predecessor's

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

South African subsidiary. Franchise taxes were $0.8 million for the three months ended September 30, 2004 compared to a credit of $3.8 million for the same period in 2003. This credit was due to an adjustment of the Predecessor's franchise tax accruals as a result of the planned sale of the Predecessor and the expected change in capitalization. Suez management fees incurred by the Predecessor for the three months ended September 30, 2003 were $0.8 million, whereas Sponsor monitoring fees for the three months ended September 30, 2004 were $2.7 million.

Net Interest Expense.    Net interest expense, defined as the combination of interest income and interest expense, was $61.7 million for the three months ended September 30, 2004, an increase of $53.1 million from the $8.6 million reported for the three months ended September 30, 2003. The increase is due primarily to the interest charges incurred on the new debt used to finance the Acquisition and the issuance of the senior discount notes by our subsidiary, Nalco Finance Holdings LLC.

Effective Tax Rate.    The effective tax rate was 88.0% for the three months ended September 30, 2004. The effective tax rate for the three months ended September 30, 2003, after adjusting for the aforementioned sale of the Predecessor's South African subsidiary, was 37.5%. The effective tax rate in 2004 is higher than 2003 mostly because of the one-time impact of creating a tax-efficient method of repatriating earnings from certain offshore subsidiaries, incremental U.S. taxes on the repatriation of other non-U.S. earnings, and the recording of a valuation allowance for the tax benefit from the deduction for interest expense on the senior discount notes issued in January 2004. It is expected that future tax benefits from the deduction for senior discount note interest will become realizable upon a structural ownership change.

Minority Interest Expense.    Minority interest expense was $0.3 million higher for the three months ended September 30, 2004 than the $1.4 million for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net sales for the nine months ended September 30, 2004 and September 30, 2003 may be compared as follows:

	Successor	Predecessor		Attributable to Changes in the Following Factors
	Nine Months Ended
(dollars in millions)	September 30, 2004	September 30, 2003	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,036.7	$954.6	8.6%	4.4%	(0.2)%	4.4%
Energy Services	592.2	531.1	11.5%	3.8%	(0.9)%	8.6%
Paper Services	490.0	463.2	5.8%	3.7%	1.3%	0.8%
Other	109.0	115.2	(5.4)%	3.8%	(4.8)%	(4.4)%
Net sales	$2,227.9	$2,064.1	7.9%	4.1%	(0.3)%	4.1%

Net sales for the nine months ended September 30, 2004 were $2,227.9 million, a 7.9% increase over the $2,064.1 million reported for the nine months ended September 30, 2003. After adjusting for the favorable effects of changes in foreign currency translation rates and the net impact of acquisitions and divestitures, net sales were up 4.1%. The Energy Services division reported organic growth in sales of 8.6% over last year, with double-digit improvements posted by both of its upstream business groups. Led by its global mining business, the Industrial and Institutional Services division reported a 4.4% organic increase in sales. Paper Services division sales were nearly flat on an organic basis compared to a year ago, as the lingering effect of price and contract concessions in North America in 2003 were offset by new business gained and good growth in the Pacific region, Europe and Latin America. The unfavorable organic growth in "other" is mainly due to the decision made last year to

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

reduce certain low-margin business with a major customer, slightly offset by organic growth in India. The effect of this decision also reduced the organic growth of total net sales by 0.4%.

Gross profit, defined as the difference between net sales and costs of products sold, of $1,099.5 million for the nine months ended September 30, 2004 increased by $28.2 million, or 2.6%, over the $1,071.3 million reported for the nine months ended September 30, 2003. Adjusted for the favorable effect of changes in foreign currency translation rates and the net unfavorable impact of acquisitions and divestitures, gross profit decreased by $9.4 million, or 0.9%. Expensing a portion of the adjustment made to increase inventories to fair value at the date of the Acquisition unfavorably impacted gross profit by $14.5 million. Other significant factors contributing to the organic change in gross profit were the aforementioned increase in sales volumes, which favorably impacted gross profit by approximately $43.4 million, but which was partly offset by margin erosion mainly due to product mix ($25.0 million), raw material cost increases ($6.3 million) and freight increases ($9.0 million). Gross profit margin for the nine months ended September 30, 2004 declined to 49.4% from 51.9% for the same period last year. The impact of the expensing of a portion of the adjustment made to increase inventories to fair value at the date of Acquisition accounted for approximately one-fourth of this decline.

Selling, administrative, and research expenses for the nine months ended September 30, 2004 of $789.6 million decreased by $3.0 million, or 0.4%, from the same period last year. Adjusted for the unfavorable effects of changes in foreign currency translation rates, selling, administrative, and research expenses decreased by $30.6 million, or 3.9%, primarily due to spending reductions initiatives launched in the fourth quarter 2003 and tightened spending controls in 2004. The net favorable impact from acquisitions and divestitures also contributed $1.1 million to the change.

Impairment of goodwill of $244.4 million for the nine months ended September 30, 2003 resulted from the Predecessor's evaluation of its goodwill, based on the purchase price for the Acquisition and the fair value of its assets and liabilities.

Amortization of intangible assets was $73.0 million and $61.8 million for the nine months ended September 30, 2004 and 2003, respectively. The increase resulted from higher amortization of intangible assets as a result of the Acquisition.

In-process research and development was a one-time charge of $122.3 million recorded during the nine months ended September 30, 2004, as a result of preliminary purchase accounting entries related to the Acquisition. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use.

Business optimization expenses of $15.2 million for the nine months ended September 30, 2003 were mostly attributable to the Predecessor's sales and marketing business realignment launched in 2002.

Other income (expense), net was an expense of $6.5 million and $13.0 million for the nine months ended September 30, 2004 and 2003, respectively. This $6.5 million decrease is primarily attributable to a $10.9 million charge in 2003 resulting from the discontinuance of hedge accounting for an interest rate swap and a $5.3 million loss on the sale of the Predecessor's South African subsidiary in 2003, partially offset by unfavorable changes in franchise taxes of $3.3 million. In addition, Suez management fees expensed by the Predecessor for the nine months ended September 30, 2003 were $2.3 million, whereas Sponsor monitoring fees for the nine months ended September 30, 2004 were $8.4 million. Lower franchise taxes partly offset these unfavorable changes.

Net interest expense, defined as the combination of interest income and interest expense, of $180.0 million for the nine months ended September 30, 2004 increased by $156.2 million from the $23.8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

million reported for the nine months ended September 30, 2003. The increase is due primarily to the interest charges incurred on the new debt used to finance the Acquisition and the issuance of the senior discount notes by our subsidiary, Nalco Finance Holdings LLC.

The effective tax rate, excluding the impact of the aforementioned charge for purchased IPR&D, was 92.9% for the nine months ended September 30, 2004. The effective tax rate for the nine months ended September 30, 2003, excluding the impact of the goodwill impairment charge and the sale of the Predecessor's South African subsidiary, was 39.2%. The effective tax rate in 2004 is significantly higher than 2003 mostly because of the one-time impact of creating a tax-efficient method of repatriating earnings from certain offshore subsidiaries, incremental U.S. taxes on the repatriation of other non-U.S. earnings, and the tax effect of interest on the senior discount notes issued by Nalco Finance Holdings in January 2004. Under U.S. tax law, a portion of the deduction for this interest was passed directly to our owners. Due to potential limitations on the realization of the tax benefit for the portion of the deduction that stayed with us, a valuation allowance has been recorded for this tax benefit.

Minority interest expense was $0.8 million lower than the $4.4 million for the nine months ended September 30, 2003, due mostly to the sale of the Predecessor's South African subsidiary in 2003.

Liquidity and Capital Resources

Operating activities.    Historically, the Company's main source of liquidity has been its solid cash flow generated by operating activities. For the nine months ended September 30, 2004, cash provided by operating activities was $256.1 million, a $6.6 million decrease from the same period last year. This decrease primarily resulted from higher interest payments in 2004, due to higher debt from the Acquisition, partly offset by lower working capital requirements, reflecting efforts to more effectively manage working capital.

Investing activities.    Cash used for investing activities was $37.5 million for the nine months ended September 30, 2004. Net property additions of $57.7 million were partly offset by a $25.3 million purchase price adjustment related to the Acquisition. Approximately 40% of the capital spending was attributable to the Company's implementation of a common SAP platform in North America and Europe.

Net property additions of $66.9 million accounted for slightly more than half of the $127.9 million of cash used for investing activities by the Predecessor during the nine months ended September 30, 2003. The purchase of the remaining 60% of the common shares of Oekophil AG and the purchase of a UK company from a related Suez company accounted for most of the $25.6 million net use of cash for business purchases/sales. Other investing activities of $35.4 million were mainly comprised of additional advances to a former related party and an investment in a former affiliated company.

Financing activities.    Net cash used for financing activities totaled $253.3 million during the nine months ended September 30, 2004. This was primarily comprised of a net repayment of borrowings, since the proceeds of the senior discount notes issued on January 21, 2004 were used to make a return of capital distribution to the Company's parent company, Nalco LLC, and to pay fees and expenses related to that offering.

During the nine months ended September 30, 2004, the Company repaid $287.1 million of term loans and $15.0 million of revolving credit facility debt. These debt repayments included $99.1 million of mandatory amortization and $203.0 million of discretionary debt repayments.

In June 2004, the Company entered into a three-year accounts receivable securitization facility with a commercial paper conduit sponsored by one of the lenders under the Company's senior credit facilities. The facility provides up to $100 million in funding. Of the $287.1 million of term loan debt repayments, $92.0 million was funded from the initial proceeds from borrowings under the facility. As of September 30, 2004, the outstanding balance for the facility was $47.6 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company received $9.3 million of additional capital during the nine months ended September 30, 2004. This was the direct result of additional equity received by the Company's parent company, Nalco LLC, and was comprised of an equity investment of $1.2 million from Dr. William H. Joyce, the Company's Chairman and Chief Executive Officer, and $8.1 million in proceeds from the sale of equity interests to certain officers and key employees under the Nalco LLC 2004 Unit Plan, an equity compensation plan. Using proceeds from the issuance of the senior discount notes in January 2004, the Company made a return of capital distribution of $446.9 million to its parent company, Nalco LLC.

During the nine months ended September 30, 2003, net cash used for financing activities by the Predecessor totaled $106.8 million, reflecting cash dividends of $29.0 million, net repayments of debt of $106.8 million and capital contributions of $31.6 million from Nalco International SAS, a former related party owned by Suez.

Prior to the Transactions, the Predecessor obtained short-term financing from Suez Finance LP, a finance company operated by Suez to provide funding to its North American subsidiaries, rather than from external sources.

As a result of the Transactions, the Company is highly leveraged. Its liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Its primary source of liquidity will continue to be cash flow generated from operations, but the Company also has availability under a $250 million revolving credit facility, subject to certain conditions. This revolving credit facility is part of the Company's senior credit facilities. The revolving credit is available for general corporate purposes, subject to certain conditions, and matures in November 2009. The Company's senior credit facilities also include a $300 million six-year term loan A facility (which includes an €88.0 million tranche) which matures in November 2009 and a $1,300 million seven-year term loan B facility which matures in November 2010. Borrowings under the senior credit facilities bear interest at a floating base rate plus an applicable margin. The initial applicable margin for borrowings under the revolving credit facility and the term loan A facility is LIBOR plus 2.50% and for borrowings under the term loan B facility is LIBOR plus 2.50%.

In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments at a rate equal to 0.50%. We also pay customary letter of credit fees.

The term loan A facility amortizes each year in quarterly amounts at a rate of 5% per annum in year one, 10% per annum in year two, 15% per annum in year three, 20% per annum in year four and 25% per annum in each of years five and nine.

The term loan B facility amortizes each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the senior credit facilities. Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity, six years from the date of the closing of the senior credit facilities.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries' ability, including Nalco Company, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the notes), pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, including the notes, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. The Company was in compliance with all covenants at September 30, 2004.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The indentures governing the senior notes and senior subordinated notes limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase our capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by our restricted subsidiaries to us;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

Subject to certain exceptions, the indentures governing the senior notes and senior subordinated notes permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of September 30, 2004, the outstanding balance under these local lines of credit was approximately $14.4 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

We believe that funds generated from operations and our borrowing capacity will be adequate to fund these requirements. Our ability to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things.

We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit it to respond to changing conditions in credit markets.

Adjusted EBITDA

Our new senior credit facility and our indentures contain a number of significant covenants as described above. Adjusted EBITDA is used to determine our compliance with many of these covenants.

Adjusted EBITDA is defined as EBITDA adjusted to exclude unusual items and other adjustments permitted in calculating covenant compliance under the indentures governing the notes and our senior credit facility. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.

Any breach of covenants in our new senior credit agreement that are tied to ratios based on Adjusted EBITDA could result in a default under that agreement and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our indentures. Additionally, under our debt agreements, our ability to engage in activities such as incurring additional indebtedness, making investments and paying dividends is also tied to ratios based on Adjusted EBITDA.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Adjusted EBITDA is calculated as follows:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net income (loss)	$2.0	$33.7	$(122.3)	$(154.0)
Interest, net	61.7	8.6	180.0	23.8
Income tax provision	27.2	29.5	46.8	70.1
Depreciation	23.8	30.9	80.7	91.6
Amortization	23.9	20.5	73.0	61.8
EBITDA	$138.6	$123.2	$258.2	$93.3
Non-cash charges(1)	14.5	4.7	167.5	266.8
Business optimization expenses(2)	—	5.5	—	15.2
Unusual items(3)	2.2	20.6	6.7	29.0
Other adjustments(4)	1.9	(2.8)	5.6	(5.0)
Cost savings(5)	—	7.5	—	22.5
Adjusted EBITDA	$157.2	$158.7	$438.0	$421.8

(1)	Non-cash charges are further detailed on the following table:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended September 30, 2004	Quarter Ended/September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Impairment of goodwill	$—	$—	$—	$244.4
In-process research and development	—	—	122.3	—
Inventory step-up	—	—	14.5	—
Asset write-offs	—	0.6	—	4.5
Profit sharing expense and 401(k) funded by Suez	8.0	5.7	24.0	17.4
Other	6.5	1.6	6.7	0.5
Non-cash charges	$14.5	$4.7	$167.5	$266.8

Impairment of goodwill

Goodwill impairment of $244.4 million was recorded by the Predecessor in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill was evaluated for impairment based on the purchase price for the Predecessor.

In-process Research and Development

In-process research and development was a one time charge of $122.3 million recorded during the nine months ended September 30, 2004, as a result of preliminary purchase accounting entries related to the Acquisition.

Inventory Step-Up

As a result of purchase accounting for the Acquisition, we wrote up our inventory to fair value and subsequently charged the write up to cost of sales as the inventory was sold.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Profit Sharing and 401(k) Expense Funded by Suez

In conjunction with the Acquisition, we entered into an agreement with Suez whereby Suez will reimburse us for certain profit-sharing and 401(k) matching contributions made by us to the Profit-Sharing Trust.

Other

Other non-cash charges include the non-cash impact on earnings of our equity investments and minority interests. Successor non-cash charges also includes the non-cash portion of rent expense under the sublease that we entered into with Suez in conjunction with the Acquisition.

(2)	Business optimization expenses for 2003 includes cost associated with the integration of the Nalco/Exxon Energy Chemicals, L.P. (Nalco/Exxon) joint venture and the implementation of global cost reduction programs in the sales, marketing, manufacturing and support services operations. See notes 2 and 9 to Item 1 for more information.

(3)	Unusual items are further detailed on the following table:

	Successor	Predecessor	Successor	Predecessor
	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Pension and OPEB settlement and curtailment	$—	$—	$—	$1.6
Loss (gain) on sales, net of expenses	—	11.4	—	11.3
Other unusual items(a)	2.2	8.6	6.7	14.2
Suez management fees, net	—	0.6	—	1.9
	$2.2	$20.6	$6.7	$29.0

(a)	In 2003, our results were impacted by the effects of certain other unusual items including a termination charge for the settlement of an interest rate swap; executive severance and relocation expenses; legal and environmental expenses that mainly related to events that occurred prior to Suez's 1999 acquisition of Nalco Chemical Company and litigation costs not covered by our excess liability insurance policy; and consultancy expenses incurred on behalf of Suez. Our results for 2004 were impacted by the effects of certain other unusual items, including expenses associated with the registration of publicly tradable senior notes and senior subordinated notes that were exchanged for the privately placed notes issued in connection with the Transactions; costs related to changing the name of our operating company from Ondeo Nalco Company to Nalco Company; and other Transaction-related expenses.

(4)	We are required to make adjustments to EBITDA for monitoring fees paid to the Sponsors, franchise taxes, 401(k) matching contributions and other pro forma adjustments. These pro forma adjustments include purchase accounting adjustments for pensions and the incremental rent expense we will incur under our sublease with Suez.

(5)	Our financing agreements also permit us to adjust EBITDA on a pro forma basis for certain cost savings that we expect to achieve. We have initiated a comprehensive cost reduction plan that was expected to yield annual savings of at least $30 million on a proforma basis in 2003. We implemented this plan immediately upon consummation of the Acquisition. The remainder of our cost reduction plan is expected to realize incremental efficiencies through work process redesign

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

and other targeted cost improvement programs, which address inefficiencies in our administrative and overhead functions, as well as other support functions around the world.

Our covenant levels and ratios for the four quarters ended September 30, 2004 are as follows:

	Covenant Level at September 30, 2004	Ratios
Senior credit facility(1)
Minimum Adjusted EBITDA to cash interest ratio	1.65x	3.04x
Maximum net debt to Adjusted EBITDA ratio	6.75x	5.18x
Indentures(2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.65x

(1)	Our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio starting at a minimum of 1.65x and a net debt to Adjusted EBITDA ratio starting at a maximum of 6.75x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $1,321.5 million that was outstanding under our term loan facilities as of September 30, 2004) and investments in similar business and other investments equal to 6% of Nalco Holding Company consolidated assets.

Nalco Company entered into a receivables facility on June 25, 2004 that provides up to $100 million in funding from a commercial paper conduit sponsored by JPMorgan Chase Bank, one of the lenders under Nalco Company's senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

This facility is treated as a general financing agreement resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Subsequent Event

On November 16, 2004, Nalco Holding Company completed an initial public offering of 51,111,111 shares of its common stock, including 6,666,667 shares sold pursuant to an underwriters' option to purchase additional shares, at a price of $15.00 per share. Net proceeds from the offering, after deducting underwriting discounts and estimated offering expenses, were approximately $721.5 million.

Approximately $544.6 million of the net proceeds was used to pay a dividend that was declared prior to the consummation of this offering to Nalco LLC, the direct parent company of Nalco Holding Company and sole stockholder on the record date of the dividend. Approximately $176.9 million of the net proceeds will be used to redeem a portion of the $694.0 million aggregate principal amount at maturity of 9.0% senior discount notes due 2014 issued by Nalco Holding Company's subsidiaries, Nalco Finance Holdings LLC and Nalco Finance Holdings Inc., including the payment of the applicable redemption premium.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the aforementioned cash dividend paid from the net proceeds from the offering of shares of its common stock, Nalco Holding Company declared a stock dividend payable to Nalco LLC of 90,552,158 shares of Nalco Holding Company common stock and a warrant to purchase, for $0.01 per share, up to 6,191,854 shares of Nalco Holding Company common stock.

In connection with the offering, the Company paid affiliates of the Sponsors a $35.0 million fee to terminate their obligation to provide the Company with services under a monitoring fee agreement. The Company has temporarily funded this payment using a portion of the net proceeds from the offering that will be used to redeem a portion of the senior discount notes. At the time those notes are redeemed, the Company intends to borrow $35.0 million under its revolving credit facility to fund this payment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's exposures to market risk since December 31, 2003.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in internal controls over financial reporting.

There were no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company and its subsidiaries, arising from the ordinary course of business with respect to commercial, intellectual property, product liability, employee and environmental matters. Historically these matters have not had a material impact on the consolidated financial position of the Company. However, the Company cannot predict the outcome of any litigation or the potential for future litigation.

The Company has been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at three waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. The Company's financial contribution to remediate these sites is expected to be minor. There has been no significant financial impact on the Company up to the present, nor is it anticipated that there will be in the future, as a result of these matters. The Company has made and will continue to make provisions for these costs if the Company's liability becomes probable and when costs can be reasonably estimated. The Company's undiscounted reserves for known environmental clean up costs were $2.0 million at September 30, 2004.

These environmental reserves represent management's current estimate of its proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, its previous experience with respect to clean-up activities, a detailed review by the Company of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. Expenditures for the three months and nine months ended September 30, 2004, relating to environmental compliance and clean up activities were not significant.

The Company has been named as a defendant in lawsuits based on claimed involvement in the supply of allegedly defective or hazardous materials. The plaintiffs in these cases seek damages for alleged personal injury or potential injury resulting from exposure to our products or other chemicals. These matters have had a de minimis impact on the Company's business historically and the Company does not anticipate these matters to present any material risk to the Company's business in the future. Notwithstanding, the Company cannot predict the outcome of any such lawsuits or the involvement the Company might have in these matters in the future.

The Company has received subpoenas from the U.S. Department of Justice for documents and testimony relating to its storage of claimed hazardous materials and the claimed leakage of wastewater at its plant in Garyville, Louisiana. No charges or indictments have been filed, but the outcome of this investigation is unknown to the Company.

In the ordinary course of its business, the Company is also a party to a number of lawsuits and is subject to various claims relating to trademarks, employee matters, contracts and chemicals, the outcome of which, in the opinion of management, should not have a material effect on the consolidated financial position of the Company. However, we cannot predict the outcome of any litigation or the potential for future litigation. The Company maintains accruals and/or has insurance in those instances where there is reason to believe that significant costs might be incurred.

Item 6.    Exhibits

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(32)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NALCO HOLDING COMPANY
/s/ BRADLEY J. BELL

Name: Bradley J. Bell

Title:	Executive Vice President and Chief Financial Officer

Dated: November 17, 2004