Form 10-Q
period 2005-06-30
Nalco Holding CO
filed 2005-08-15
CIK 1298341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-32342

NALCO HOLDING COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	16-1701300 (I.R.S. Employer Identification Number)
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

As of July 29, 2005, the number of shares of the registrant's common stock, par value $0.01 per share, outstanding was 141,663,369 shares.

QUARTERLY REPORT ON FORM 10-Q
NALCO HOLDING COMPANY
Quarter Ended June 30, 2005

TABLE OF CONTENTS

Part I.    Financial Information

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Nalco Holding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	(Unaudited)
	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$39.4	$33.3
Accounts receivable, less allowances of $19.7 in 2005 and $21.1 in 2004	604.7	594.2
Inventories:
Finished products	227.6	245.4
Materials and work in process	73.3	68.1
	300.9	313.5
Prepaid expenses, taxes and other current assets	75.1	90.1
Total current assets	1,020.1	1,031.1

Property, plant, and equipment, net	779.4	847.3
Intangible assets:
Goodwill	2,287.2	2,368.3
Other intangibles, net	1,270.4	1,323.6
Other assets	352.4	363.6
Total assets	$5,709.5	$5,933.9

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$231.5	$261.9
Short term debt	21.2	17.7
Other current liabilities	232.0	311.7
Total current liabilities	484.7	591.3

Other liabilities:
Long-term debt	3,373.5	3,424.8
Deferred income taxes	455.2	484.8
Accrued pension benefits	415.6	411.7
Other liabilities	297.4	296.8

Minority interest	12.6	14.1

Shareholders' equity	670.5	710.4
Total liabilities and shareholders' equity	$5,709.5	$5,933.9

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004

Net sales	$836.3	$740.4	$1,613.9	$1,453.7
Operating costs and expenses:
Cost of product sold	479.9	372.2	892.3	746.6
Selling, administrative, and research expenses	263.3	261.6	521.8	514.9
Amortization of intangible assets	20.5	24.9	41.1	49.1
In-process research and development	—	—	—	122.3
Business optimization expenses	17.0	—	17.8	—
Total operating costs and expenses	780.7	658.7	1,473.0	1,432.9

Operating earnings	55.6	81.7	140.9	20.8

Other income (expense), net	(0.1)	(1.8)	(3.5)	(5.3)
Interest income	2.0	2.7	4.1	5.4
Interest expense	(64.8)	(62.7)	(126.9)	(123.7)

Earnings (loss) before income taxes	(7.3)	19.9	14.6	(102.8)

Income tax provision (benefit)	(3.1)	16.6	6.6	19.6

Minority interests	(1.6)	(0.9)	(2.8)	(1.9)
Net earnings (loss)	$(5.8)	$2.4	$5.2	$(124.3)

Net earnings (loss) per share:
Basic	$(0.04)	$0.03	$0.04	$(1.37)
Diluted	$(0.04)	$0.03	$0.04	$(1.37)
Weighted-average shares outstanding (millions):
Basic	141.7	90.6	141.7	90.6
Diluted	141.7	90.6	146.6	90.6

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Operating activities
Net earnings (loss)	$5.2	$(124.3)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	66.7	56.9
Amortization	41.1	49.1
In-process research and development	—	122.3
Amortization of deferred financing costs and accretion of senior discount notes	19.9	23.3
Other, net	2.7	0.4
Changes in operating assets and liabilities	(105.9)	(2.3)
Net cash provided by operating activities	29.7	125.4

Investing activities
Purchase price adjustment on acquisition of Ondeo Nalco Group	(3.2)	25.6
Additions to property, plant, and equipment, net	(25.0)	(34.9)
Other investing activities	—	(0.4)
Net cash used for investing activities	(28.2)	(9.7)

Financing activities
Changes in short-term debt, net	4.4	(33.5)
Proceeds from long-term debt	24.1	542.9
Repayments of long-term debt	(18.2)	(184.0)
Capital contributions	—	9.8
Capital distributions	—	(446.9)
Other	(4.4)	(2.0)
Net cash provided by (used for) financing activities	5.9	(113.7)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(3.1)
Increase (decrease) in cash and cash equivalents	6.1	(1.1)
Cash and cash equivalents at beginning of period	33.3	100.0
Cash and cash equivalents at end of period	$39.4	$98.9

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2005

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

1.    Description of Business and Change in Ownership  (continued)

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

As part of the allocation of the purchase price for the Acquisition, the Company recorded a one-time charge for purchased in-process research and development (IPR&D) expenses of $122.3 million during the six months ended June 30, 2004. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use. These products had not been released to the market as of the date of the Acquisition, but the features and functionality of the products had been defined.

The consolidated statement of operations for the six months ended June 30, 2004 includes an additional $14.5 million in cost of products sold related to the sale of inventory that had been revalued at selling price less costs to sell in the allocation of the purchase price for the Acquisition.

In conjunction with the Acquisition, the Company formulated a plan to exit or restructure certain activities. The Company recorded liabilities of $35.5 million, primarily for employee severance and related costs, in connection with the Company's plan to exit or restructure certain activities. The Company expects to complete these activities by the end of 2005. As of December 31, 2004, $3.8 million remained of this accrual; $0.3 million was charged against it during the six months ended June 30, 2005.

2.    Basis of Presentation

These consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Annual Report for Nalco Holding Company and subsidiaries for the fiscal year ended December 31, 2004.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net earnings (loss) reported for any period.

3.    Goodwill and Other Intangible Assets

The changes in goodwill for the period were as follows:

(dollars in millions)
Balance as of December 31, 2004	$2,368.3
Preacquisition income tax uncertainties	0.4
Effect of foreign currency translation	(81.5)
Balance as of June 30, 2005	$2,287.2

The following table reflects intangible assets and related amortization information:

	As of June 30, 2005		As of December 31, 2004
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$490.4	$(135.6)	$506.6	$(103.5)
Patents and developed technology	100.5	(17.2)	100.5	(12.2)
Other	2.3	—	2.2	—
Intangible assets not subject to amortization:
Trademarks and trade names	830.0	—	830.0	—
	$1,423.2	$(152.8)	$1,439.3	$(115.7)

4.    Debt

Debt consists of the following:

(dollars in millions)	June 30, 2005	December 31, 2004
Short-term
Checks outstanding and bank overdrafts	$19.9	$16.9
Current maturities of long-term debt	1.3	0.8
	$21.2	$17.7
Long-term
Securitized trade accounts receivable facility	$79.4	$97.3
Revolving credit facility	24.0	—
Term loan A, due November 2009	208.5	218.4
Term loan B, due November 2010	1,081.0	1,081.0
Senior notes, due November 2011	906.6	937.4
Senior subordinated notes, due November 2013	706.6	737.4
Unsecured notes, due May 2008	27.8	27.8
Senior discount notes, due February 2014	338.5	324.2
Other	2.4	2.1
	3,374.8	3,425.6
Less: Current portion	1.3	0.8
	$3,373.5	$3,424.8

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

4.    Debt (continued)

The accreted value of each note will increase from the date of issuance until February 1, 2009 at a rate of 9.0% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on February 1, 2009.

In December 2004, the Issuers redeemed a portion of the senior discount notes with an accreted value of $162.3 million using proceeds from the initial public offering of common stock of Nalco Holding Company. After the partial redemption, the aggregate principal amount at maturity of the notes declined to $460.8 million from $694.0 million. At June 30, 2005, the senior discount notes had an accreted value of approximately $729.55 per $1,000 principal amount at maturity of notes, resulting in a total accreted value of $336.2 million. The $2.3 million difference between the carrying value of the notes and the total accreted value represents a premium, which is being amortized over the term of the notes.

The Company and the Issuers do not generate any revenue, and Nalco Finance Holdings Inc. was incorporated solely to accommodate the issuance of the notes by Nalco Finance Holdings LLC. All of the Company's consolidated assets are owned, and all of the Company's consolidated net sales are earned, by its direct and indirect subsidiaries. As of June 30, 2005, the Company's subsidiaries had $986.6 million of restricted net assets.

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

5.    Shareholders' Equity

Shareholders' equity consists of the following:

(dollars in millions, except per share amounts)	June 30, 2005	December 31, 2004
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.0l per share; authorized 500,000,000 shares; 141,663,369 shares issued and outstanding	1.4	1.4
Additional paid-in capital	739.0	738.8
Accumulated deficit	(157.7)	(162.9)
Accumulated other comprehensive income:
Derivatives	0.5	(0.2)
Foreign currency translation adjustment	87.3	133.3
Total shareholders' equity	$670.5	$710.4

6.    Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months and six months ended June 30, 2005 and 2004 were as follows:

	Pension Benefits
(dollars in millions)	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Service cost	$6.3	$8.0	$13.4	$14.5
Interest cost	9.3	11.1	19.5	20.1
Expected return on plan assets	(5.7)	(7.7)	(12.2)	(13.6)
Net periodic cost	$9.9	$11.4	$20.7	$21.0

	Other Postretirement Benefits
(dollars in millions)	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Service cost	$1.4	$1.2	$2.7	$2.9
Interest cost	2.2	1.8	4.3	4.4
Amortization of prior service cost	(1.1)	—	(2.0)	—
Net periodic cost	$2.5	$3.0	$5.0	$7.3

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

As a result of qualifying for the subsidy, the accumulated benefit obligation for the Company's defined postretirement benefit plans other than pensions has been reduced by approximately $25.4 million as of January 2005. The service and interest cost components of other postretirement benefits expense was reduced by $0.3 million and $0.3 million, respectively, for the six months ended June 30, 2005.

7.    Business Optimization Expenses

In addition to the Company's plan to exit or restructure certain activities that was formulated in conjunction with the Acquisition, the Company is continuing to redesign and optimize its business and work processes. In June 2005, the Company also announced a plan to de-layer its management structure and to reduce costs in lower-performing business units. The plan calls for the elimination of approximately 220 positions, primarily in Europe and North America.

Business process optimization expenses, consisting mostly of employee severance and related costs, were $17.0 million and $17.8 million for the three months and six months ended June 30, 2005, respectively, and included a $14.0 million accrual for the restructuring plan announced in June 2005. No payments have been charged against the accrual as of June 30, 2005.

8.    Summary of Other Income (Expense)

The components of other income (expense), net for the three months and six months ended June 30, 2005 and 2004, include the following:

(dollars in millions)	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Impairment loss on business held for sale	$—	$—	$(2.4)	$—
Sponsor monitoring fees	—	(3.2)	—	(5.7)
Franchise taxes	(0.6)	(0.7)	(1.3)	(1.5)
Equity in earnings of unconsolidated subsidiaries	—	0.6	0.8	1.3
Foreign currency exchange adjustments	2.1	(0.3)	1.4	(1.2)
Other	(1.6)	1.8	(2.0)	1.8
	$(0.1)	$(1.8)	$(3.5)	$(5.3)

9.    Income Taxes

The Company's effective income tax rate was 45.2% for the six months ended June 30, 2005. The rate varies from the U.S. statutory income tax rate of 35% primarily due to the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at less than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items contributed to the variation between the U.S. statutory income tax rate and the Company's effective income tax rate for the six months ended June 30, 2004. In addition, the effective rate was impacted by the charge for purchased IPR&D, which is not tax deductible, and a valuation allowance for the income tax benefit on the interest expense from the senior discount notes issued by Nalco Finance Holdings LLC and Nalco Finance Holdings, Inc. in January 2004.

A valuation allowance for the income tax benefit on the senior discount note interest was recorded during the first nine months of 2004, pending a determination as to whether the deduction was realizable. During the fourth quarter of 2004, the valuation allowance for this tax benefit was reversed when it was determined that the deduction could be realized.

The effective rate of the provision for income taxes differs from the U.S. statutory tax rate due to the following items:

(dollars in millions)	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
U.S. statutory tax rate	$(2.6)	$6.9	$5.1	$(36.0)
IPR&D	—	—	—	42.8
Valuation allowance – senior discount notes	—	3.5	—	6.2
Other	(0.5)	6.2	1.5	6.6
Income tax provision (benefit)	$(3.1)	$16.6	$6.6	$19.6

10.    Comprehensive Income (Loss)

Total comprehensive income (loss) and its components, net of related tax, for the three months and six months ended June 30, 2005 and 2004, are as follows:

(dollars in millions)	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Net earnings (loss)	$(5.8)	$2.4	$5.2	$(124.3)
Other comprehensive income (loss), net of income taxes:
Derivatives	0.2	—	0.7	—
Foreign currency translation adjustments	(24.9)	(72.1)	(46.0)	(62.6)
Comprehensive loss	$(30.5)	$(69.7)	$(40.1)	$(186.9)

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

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Industrial and Institutional Services	$380.5	$349.1	$724.2	$678.4
Energy Services	220.8	198.4	430.7	392.6
Paper Services	176.3	161.2	346.6	325.3
Other	58.7	31.7	112.4	57.4
Net sales	$836.3	$740.4	$1,613.9	$1,453.7

11.    Segment Information (continued)

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings (loss) before income taxes:

(dollars in millions)	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Segment direct contribution:
Industrial and Institutional Services	$93.3	$90.6	$169.2	$170.5
Energy Services	43.9	44.0	91.4	88.3
Paper Services	31.8	36.4	66.5	78.5
Other	(28.8)	(13.5)	(34.2)	(48.4)
Total segment direct contribution	140.2	157.5	292.9	288.9

Expenses not allocated to segments:
Administrative expenses	47.1	50.9	93.1	96.7
Amortization of intangible assets	20.5	24.9	41.1	49.1
In-process research and development	—	—	—	122.3
Business optimization expenses	17.0	—	17.8	—
Operating earnings (loss)	55.6	81.7	140.9	20.8
Other income (expense), net	(0.1)	(1.8)	(3.5)	(5.3)
Interest income	2.0	2.7	4.1	5.4
Interest expense	(64.8)	(62.7)	(126.9)	(123.7)
Earnings (loss) before income taxes	$(7.3)	$19.9	$14.6	$(102.8)

Total segment direct contribution for the three months ended June 30, 2005 includes inventory write-offs of $10.7 million. Of this amount, $4.0 million, $3.1 million, $2.4 million, and $1.2 million was charged to Paper Services, Other, Energy Services, and Industrial and Institutional Services, respectively.

12.    Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

Basic and diluted earnings (loss) per share were calculated as follows:

((in millions)	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Numerator for basic and diluted earnings (loss) per share: Net earnings (loss)	$(5.8)	$2.4	$5.2	$(124.3)
Denominator for basic earnings (loss) per share – weighted average common shares outstanding	141.7	90.6	141.7	90.6
Effect of dilutive securities:
Stock purchase warrant	—	—	4.9	—
Denominator for diluted earnings (loss) per share	141.7	90.6	146.6	90.6

12.    Earnings (Loss) Per Share (continued)

The potential dilutive effect of the stock purchase warrant for 6.2 million shares of common stock held by the Company's direct parent company, Nalco LLC, was not included in the computation of diluted loss per share for the three months ended June 30, 2005 as it would have been anti-dilutive.

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

The Company's undiscounted reserves for known environmental clean up costs were $2.0 million at June 30, 2005.

These environmental reserves represent management's current estimate of its proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, its previous experience with respect to clean-up activities, a detailed review by the Company of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. Expenditures for the six months ended June 30, 2005, relating to environmental compliance and clean up activities, were not significant.

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

In the ordinary course of its business, the Company is also a party to a number of lawsuits and is subject to various claims relating to trademarks, employee matters, contracts, transactions, chemicals

13.    Contingencies and Litigation (continued)

and other matters, the outcome of which, in the opinion of management, should not have a material effect on the consolidated financial position of the Company. However, we cannot predict the outcome of any litigation or the potential for future litigation. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs. The Company maintains accruals where the outcome of the matter is probable and can be reasonably estimated.

14.    Guarantees

No significant guarantees were outstanding at June 30, 2005, other than subsidiary-related performance guarantees.

The Company had $36.0 million of letters of credit outstanding at June 30, 2005.

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

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended June 30, 2005 (the "Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," " believes," "forecasts," or future or conditional verbs, such as "will," "should," "could" or "may," and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will be achieved.

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

Executive Level Overview

For the three months ended June 30, 2005, we increased nominal sales 13.0% to $836.3 million, with organic sales up 8.6% compared to the three months ended June 30, 2004. Organic sales growth included 4.8% in price increases, or $36 million. This doubles the result of price increases from the $18 million achieved in the three months ended March 31, 2005. The remainder of our 13% nominal sales growth came from foreign currency increases of 2.9% and a 1.5% increase from Katayama Nalco sales. June 1, 2005 marked the one-year anniversary of the Katayama Nalco joint venture's formation.

Business process optimization charges of $17.0 million, including a previously announced $14.0 million restructuring charge, drove otherwise positive earnings to a net loss of $5.8 million versus a $2.4 million profit in the three months ended June 30, 2004.

All four segments generated strong nominal sales growth in the three months ended June 30, 2005. Energy Services grew 11.3%, followed by Paper Services, up 9.4%, and Industrial and Institutional Services, up 9.0%. Other segment sales nearly doubled through the impact of strong organic growth and our Katayama Nalco joint venture. Sales were also strong on an organic basis across the segments. Energy Services grew 9.9% for the three months ended June 30, 2005, followed by Paper Services at 7.1% and Industrial and Institutional Services at 6.2%. Other segment sales grew 33.5% organically. Each segment improved organic sales performance from the three months ended March 31, 2005.

Costs continued to increase during the first six months of 2005 compared to 2004 levels. Raw and other purchased material costs have stabilized, but were still ahead of price improvement in the three months ended June 30, 2005. For the first six months of 2005, raw and other purchased material costs grew by $80 million, roughly divided evenly between the three months ended March 31, 2005 and the three months ended June 30, 2005. Our previously announced inventory reduction plans also increased costs in the three months ended June 30, 2005. Reduced production volumes caused approximately $7 million in higher-than-normal in-period recognition of supply chain costs. In addition, as we worked to properly value remotely held inventories, we took a write off of $10.7 million in the three months ended June 30, 2005. This was part of the $51.6 million in reported inventory reduction during the three months ended June 30, 2005.

While the inventory reduction had a temporarily negative earnings impact, inventory levels at June 30, 2005 totaled $300.9 million, down $51.6 million from our March 31, 2005 level and down

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations (continued)

$12.6 million from the December 31, 2004 total, which was lower than we had initially targeted. Cash benefits from the non-write-off inventory reductions were not immediately realized, however, as these reductions initially resulted in higher cash requirements for working capital, most notably for accounts payable.

During June 2005, we sold our 1,000th 3D TRASAR® cooling water stress management unit to a large microelectronics manufacturer. The sale comes approximately one year after the conclusion of sales training in North America and as initial rollout activities are being completed in other regions. We have experienced substantial demand for 3D TRASAR and intend to increase production levels.

During the six months ended June 30, 2005, sales grew 11.0% to $1,613.9 million compared to revenues of $1,453.7 million for the six months ended June 30, 2004. Net earnings for the six months ended June 30, 2005 increased to $5.2 million compared to a loss of $124.3 million for the six months ended June 30, 2004. The loss in 2004 was driven largely by a one-time, non-cash expense related to purchase accounting of $122.3 million for in-process research and development.

Outlook

We expect that price increases agreed upon with customers will be approximately $150 million, or about 5% of revenues, for 2005, with $96 million expected to be realized in the second half of 2005. We expect raw materials and other purchased material costs to be up $145 million for 2005. In the markets and product lines where pricing does not reflect increased raw material costs, we will also press for selective price increases through the remainder of 2005.

We believe that these price increases, coupled with cost reduction activities and stable raw material and other purchased materials costs, should drive better results in the second half of 2005. We expect that cost reduction activities will generate $83 million in 2005 savings with run-rate benefits of $97 million. These savings actions are targeted to more than offset higher compensation, inflationary and research and sales engineer investment costs. We expect to begin realizing the cash benefits of our inventory reduction efforts in the three months ended September 30, 2005, as the initial impact of reducing inventory was to reduce payables.

Results of Operations

Quarter Ended June 30, 2005 Compared to the Quarter Ended June 30, 2004

Net sales for the three months ended June 30, 2005 and June 30, 2004 may be compared as follows:

	Three Months ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2005	June 30, 2004	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$380.5	$349.1	9.0%	3.0%	(0.2)%	6.2%
Energy Services	220.8	198.4	11.3%	2.5%	(1.1)%	9.9%
Paper Services	176.3	161.2	9.4%	3.1%	(0.8)%	7.1%
Other	58.7	31.7	85.2%	4.7%	47.0%	33.5%
Net sales	$836.3	$740.4	13.0%	2.9%	1.5%	8.6%

Net sales for the three months ended June 30, 2005 were $836.3 million, a 13.0% increase from the $740.4 million reported for the three months ended June 30, 2004. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 8.6%. Of this improvement, 4.8% was attributed to price increases, while the remaining 3.8% was driven by favorable sales growth broadly spread across our customer base. The

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations (continued)

Energy Services division posted significant organic growth in sales of 9.9% over the same period last year. Organically, Paper Services division sales were up 7.1% compared to a year ago, reflecting continued strong growth in the Latin America and Pacific regions and a more modest gain in North America. Paper Services sales in Europe continue to suffer, resulting in part from management vs. labor challenges faced by our Finnish customers. The Industrial and Institutional Services division reported organic growth of 6.2%. While most of the improvement was due to price increases, solid gains continue to be posted by our global mining business and our water treatment business in the Latin American and Pacific regions. Most of the organic improvement in "other" sales was attributable to our subsidiary company in India and our Japanese joint venture, Katayama Nalco, which reported improved sales in the month of June over last year. The increase in "other" sales attributable to acquisitions/divestitures represents the incremental impact of April and May 2005 sales of Katayama Nalco, which was formed with Katayama Chemical Inc. on June 1, 2004.

Gross profit, defined as the difference between net sales and cost of product sold, of $356.4 million for the three months ended June 30, 2005 decreased by $11.8 million, or 3.2%, from the $368.2 million reported for the quarter ended June 30, 2004. On an organic basis, gross profit decreased by $26.3 million. Unfavorable manufacturing volume variances attributable to our plan to reduce inventory levels during the quarter and an inventory write-off accounted for most of this change. These two factors were primarily responsible for the change in the gross profit margin, which was 42.6% for the three months ended June 30, 2005 compared to 49.7% for the year-ago period. Higher costs of raw and other purchased materials were largely offset by increases in the selling prices of our products.

Selling, administrative, and research expenses for the three months ended June 30, 2005 of $263.3 million increased by $1.7 million, or 0.6%, from $261.6 million for the three months ended June 30, 2004. On an organic basis, selling, administrative, and research expenses decreased by $8.5 million, or 3.2%, reflecting further initiatives to reduce and control spending.

Amortization of intangible assets was $20.5 million and $24.9 million for the three months ended June 30, 2005 and 2004, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Business optimization expenses, representing mostly employee severance and related costs, were $17.0 million for the three months ended June 30, 2005, and included a $14.0 million charge to support a plan to de-layer our management structure and reduce costs in lower-performing business units. The plan calls for the elimination of approximately 220 positions, primarily in Europe and North America.

Other income (expense), net was a net expense of $0.1 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively. In November 2004, the Company terminated the monitoring services provided to the Company by affiliates of the Sponsors. Monitoring fees for such services were $3.2 million for the three months ended June 30, 2004.

Net interest expense, defined as the combination of interest income and interest expense, of $62.8 million for the three months ended June 30, 2005 increased by $2.8 million from the $60.0 million reported for the three months ended June 30, 2004. The impact of higher interest rates on variable rate borrowings more than offset the impact of a lower average debt level compared to the year-ago period.

The effective tax rate for the three months ended June 30, 2005 was 42.5%. The rate varies from the U.S. statutory income tax rate of 35% primarily due to the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at less than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

These items also contributed to the variation between the U.S. statutory income tax rate and the Company's effective income tax rate for the three months ended June 30, 2004. In addition, the

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations (continued)

effective rate was impacted by a valuation allowance for the income tax benefit on the interest expense from the senior discount notes issued by Nalco Finance Holdings LLC and Nalco Finance Holdings, Inc. in January 2004. A valuation allowance for the income tax benefit on the senior discount note interest was recorded during the first nine months of 2004, pending a determination as to whether the deduction was realizable. During the fourth quarter of 2004, the valuation allowance for this tax benefit was reversed when it was determined that the deduction could be realized.

The year-to-date effective tax rate changed from 44.3% for the three months ended March 31, 2005 to 45.2% for the six months ended June 30, 2005. Because the three months ended June 30, 2005 is a pre-tax loss, this change results in a reduced tax benefit for the quarter.

Minority interest expense was $0.7 million higher than the $0.9 million for the three months ended June 30, 2004, reflecting improved results for most of the Company's non-wholly owned subsidiaries.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net sales for the six months ended June 30, 2005 and June 30, 2004 may be compared as follows:

	Six Months ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2005	June 30, 2004	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$724.2	$678.4	6.8%	2.5%	(0.2)%	4.5%
Energy Services	430.7	392.6	9.7%	2.3%	(1.4)%	8.8%
Paper Services	346.6	325.3	6.5%	2.9%	(1.2)%	4.8%
Other	112.4	57.4	95.8%	4.5%	62.6%	28.7%
Net sales	$1,613.9	$1,453.7	11.0%	2.6%	1.7%	6.7%

Net sales for the six months ended June 30, 2005 were $1,613.9 million, a 11.0% increase from the $1,453.7 million reported for the six months ended June 30, 2004. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 6.7%. Of this improvement, 3.7% was attributed to price increases, while the remaining 3.0% was driven by favorable sales growth broadly spread across our customer base. The Energy Services division reported strong organic growth in sales of 8.8% over the same period last year. Solid double-digit growth in the Latin America and Pacific regions and a more modest improvement in North America contributed to the 4.8% organic growth in Paper Services division sales compared to a year ago. These improvements were partly offset by lower Paper Services sales in Europe, due to management vs. labor challenges faced by our Finnish customers and advance purchases made by customers during the three months ended December 31, 2004. Customers purchased in advance to avoid risking any potential complications from our information systems conversion in Europe on January 1, 2005. The Industrial and Institutional Services division reported organic growth of 4.5%, which was mostly attributable to price increases. However, solid gains, exclusive of price increases, were posted by our global mining business and our water treatment business in the Latin American and Pacific regions. These gains were partly offset by lower sales reported in Europe, which was partly the result of higher sales during the three months ended December 31, 2004, due to advance purchases made by customers in that region. The generally slower economy in our largest western European markets was also a contributing factor. Most of the organic improvement in "other" sales was attributable to alternate channel sales, our subsidiary company in India, and our Japanese joint venture, Katayama Nalco, which reported improved sales in the month of June over last year. The increase in "other" sales attributable to acquisitions/divestitures represents the incremental impact of sales for the first five months of 2005 by Katayama Nalco, which was formed with Katayama Chemical Inc. on June 1, 2004.

Gross profit, defined as the difference between net sales and cost of product sold, of $721.6 million for the six months ended June 30, 2005 increased by $14.5 million, or 2.0%, over the $707.1

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations (continued)

million reported for the six months ended June 30, 2004. On an organic basis and excluding the impact of a $14.5 million charge to cost of product sold during the six months ended June 30, 2004 resulting from the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting at the date of the Acquisition, gross profit decreased by $28.8 million. This was mostly attributable to higher costs of raw and other purchased materials, partly offset by the impact of increases in the selling prices of our products. Gross profit margin for the six months ended June 30, 2005 was 44.7% compared to 48.6% for the year-ago period. Gross profit margin for the six months ended June 30, 2004 was reduced approximately 100 basis points as a result of the aforementioned $14.5 million charge resulting from purchase accounting.

Selling, administrative, and research expenses for the six months ended June 30, 2005 of $521.8 million increased by $6.9 million, or 1.3%, from $514.9 million for the six months ended June 30, 2004. This increase was attributable to changes in foreign currency translation rates and the incremental expenses of Katayama Nalco for the first five months of 2005. On an organic basis, selling, administrative, and research expenses decreased by $13.9 million, or 2.7%, reflecting continuing efforts to reduce and control spending.

Amortization of intangible assets was $41.1 million and $49.1 million for the six months ended June 30, 2005 and 2004, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

In-process research and development was a one-time charge of $122.3 million recorded during the six months ended June 30, 2004, as a result of purchase accounting related to the Acquisition. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use.

Business optimization expenses, representing mostly employee severance and related costs, were $17.8 million for the six months ended June 30, 2005, and included a $14.0 million charge recorded at the end of the period to support a plan to de-layer our management structure and reduce costs in lower-performing business units. The plan calls for the elimination of approximately 220 positions, primarily in Europe and North America.

Other income (expense), net was a net expense of $3.5 million and $5.3 million for the six months ended June 30, 2005 and 2004, respectively. In November 2004, the Company terminated the monitoring services provided to the Company by affiliates of the Sponsors. Monitoring fees for such services were $5.7 million for the six months ended June 30, 2004. The resulting favorable variance was offset by a $2.4 million impairment charge recorded during the six months ended June 30, 2005 related to a business held for sale.

Net interest expense, defined as the combination of interest income and interest expense, of $122.8 million for the six months ended June 30, 2005 increased by $4.5 million from the $118.3 million reported for the six months ended June 30, 2004. The impact of higher interest rates on variable rate borrowings more than offset the impact of a lower average debt level compared to the year-ago period.

The effective tax rate for the six months ended June 30, 2005 was 45.2%. The rate varies from the U.S. statutory income tax rate of 35% primarily due to the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at less than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

These items contributed to the variation between the U.S. statutory income tax rate and the Company's effective income tax rate for the six months ended June 30, 2004. In addition, the effective rate was impacted by the charge for purchased IPR&D, which is not tax deductible, and a valuation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations (continued)

allowance for the income tax benefit on the interest expense from the senior discount notes issued by Nalco Finance Holdings LLC and Nalco Finance Holdings, Inc. in January 2004.

A valuation allowance for the income tax benefit on the senior discount note interest was recorded during the first nine months of 2004, pending a determination as to whether the deduction was realizable. During the fourth quarter of 2004, the valuation allowance for this tax benefit was reversed when it was determined that the deduction could be realized.

Minority interest expense was $0.9 million higher than the $1.9 million for the six months ended June 30, 2004, reflecting improved results for most of the Company's non-wholly owned subsidiaries.

Liquidity and Capital Resources

Operating activities.    Historically, the Company's main source of liquidity has been its solid cash flow generated by operating activities. For the six months ended June 30, 2005, cash provided by operating activities was $29.7 million, a $95.7 million decrease from the same period last year. This decrease was mostly attributable to higher working capital requirements, most notably for accounts payable, which directly resulted from our efforts to significantly reduce inventory levels during the second quarter of 2005. Also contributing was the payment of year-end incentive plan and commission accruals.

Investing activities.    Cash used for investing activities was $28.2 million for the six months ended June 30, 2005, which was mostly attributable to net property additions of $25.0 million.

Cash used for investing activities was $9.7 million for the six months ended June 30, 2004. This was mostly the result of net property additions of $34.9 million, partly offset by a $25.6 million purchase price adjustment received from Suez related to the Acquisition. Approximately half of the capital spending was attributable to our information systems project in Europe.

Financing activities.    Net cash provided by financing activities totaled $5.9 million during the six months ended June 30, 2005, which was mostly attributable to a net increase in borrowings.

Net cash used for financing activities totaled $113.7 million during the six months ended June 30, 2004. This was primarily comprised of repayment of borrowings since the proceeds of the senior discount notes issued in January 2004 were used to make a return of capital distribution to the Company's sole shareholder at the time of the distribution and to pay fees and expenses related to that offering.

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

At June 30, 2005, the outstanding balance of the term loan A and term loan B facilities was $208.5 million and $1,081.0 million, respectively.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. At June 30, 2005, our outstanding borrowing under the revolving credit facility was $24.0 million.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries (including Nalco Company) to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following significant financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at June 30, 2005.

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

On January 21, 2004, our subsidiaries, Nalco Finance Holdings LLC and Nalco Finance Holdings Inc., issued $694.0 million aggregate principal amount at maturity of 9.0% senior discount notes due 2014. Prior to February 1, 2009, interest will accrue on the notes in the form of an increase in the accreted value of such notes. The accreted value of each note will increase from the date of issuance until February 1, 2009 at a rate of 9.0% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on February 1, 2009. Cash interest payments on the notes will be due and payable beginning in 2009. Our primary source of liquidity for such payments will be cash flow generated from the operations of subsidiaries, including Nalco Holdings LLC and Nalco Company. However, the terms of Nalco Company's senior credit agreement fully prohibit Nalco Holdings LLC and our other subsidiaries from paying dividends or otherwise transferring assets to the issuers. In addition, the terms of certain of the indentures governing the existing senior notes and senior subordinated notes of Nalco Company significantly restrict Nalco Company and our other subsidiaries from paying dividends, making distributions and otherwise transferring assets to the issuers of the senior discount notes. For example, the ability of Nalco Company to make such payments is governed by a formula based on 50% of its consolidated net income (which, as defined in such indentures, excludes impairment charges, amortization charges from purchase accounting and any after-tax extraordinary, unusual or nonrecurring gains and losses). In

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations (continued)

addition, as a condition to making such payments to the issuers based on such formula, Nalco Holdings LLC must have an Adjusted EBITDA to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Notwithstanding such restrictions, such indentures permit an aggregate of $50.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations (continued)

Adjusted EBITDA is calculated as follows:

(dollars in millions)	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Net earnings (loss)	$(5.8)	$2.4	$5.2	$(124.3)
Interest, net	62.8	60.0	122.8	118.3
Income tax provision (benefit)	(3.1)	16.6	6.6	19.6
Depreciation	33.5	28.2	66.7	56.9
Amortization	20.5	24.9	41.1	49.1
EBITDA	$107.9	$132.1	$242.4	$119.6
Non-cash charges (1)	5.7	7.6	15.8	153.0
Business optimization expenses (2)	17.0	—	17.8	—
Unusual items (3)	1.8	3.4	2.5	4.5
Other adjustments (4)	(1.2)	2.4	(3.0)	3.7
Adjusted EBITDA	$131.2	$145.5	$275.5	$280.8

(1)	Non-cash charges are further detailed on the following table:

(dollars in millions)	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
In-process research and development	$—	$—	$—	$122.3
Inventory step-up	—	0.4	—	14.5
Asset write-offs	2.5	—	4.9	—
Profit sharing expense and 401(k) funded by Suez	4.2	9.9	9.8	16.0
Other	(1.0)	(2.7)	1.1	0.2
Non-cash charges	$5.7	$7.6	$15.8	$153.0

In-process Research and Development

In-process research and development was a one time charge of $122.3 million recorded during the six months ended June 30, 2004, as a result of purchase accounting entries related to the Acquisition.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations (continued)

(2)	Business optimization expenses for 2005 include costs associated with the de-layering of our management structure, cost reductions in lower-performing business units, and the redesign and optimization of work processes. See note 7 to Item 1 for more information.

(3)	Unusual items are further detailed on the following table:

(dollars in millions)	Three Months ended June 30, 2005	Three Months ended June 30, 2004	Six Months ended June 30, 2005	Six Months ended June 30, 2004
Loss (gain) on sales, net of expenses	$0.6	$—	$1.1	$—
Other unusual items (a)	1.2	3.4	1.4	4.5
	$1.8	$3.4	$2.5	$4.5

(a)	Other unusual items for the three months and six months ended June 30, 2005 mostly represent certain inventory write-offs. Other unusual items for the three months and six months ended June 30, 2004 primarily include certain costs associated with the Transactions.

(4)	We are required to make adjustments to EBITDA for monitoring fees paid to the Sponsors, franchise taxes, and 401(k) matching contributions.

Our covenant levels and ratios for the four quarters ended June 30, 2005 are as follows:

	Covenant Level at June 30, 2005	Ratios
Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.70x	2.87x
Maximum net debt to Adjusted EBITDA ratio	6.50x	5.20x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.45x

(1)	During 2005, our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 1.70x and a net debt to Adjusted EBITDA ratio at a maximum of 6.50x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $1,289.5 million that was outstanding under our term loan facilities as of June 30, 2005) and investments in similar business and other investments equal to 6% of Nalco Holding Company consolidated assets.

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of June 30, 2005, the aggregate outstanding balance under these local lines of credit was approximately $20.5 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

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

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Based on the terms of this facility and on the criteria described above, as of June 30, 2005, approximately $163.2 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $83.2 million would have been available for funding. As of June 30, 2005, we had $79.4 million of outstanding borrowings under this facility.

This facility is treated as a general financing agreement resulting in the borrowings and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

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

There were no changes in the Company's internal controls over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II.    Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 5, 2005. At the meeting, Dr. William H. Joyce and Messrs. Douglas A. Pertz and Daniel S. Sanders were each elected by the shareholders to a term to expire in 2008.

Nominee	For	Against	Withheld
William H. Joyce	113,991,565	-0-	22,473,161
Douglas A. Pertz	135,605,485	-0-	855,241
Daniel S. Sanders	135,605,485	-0-	855,241

Messrs. Black, Cho, Friedman, Harris, Mehra and O'Neill each have terms of office as directors that continued after the 2005 Annual Meeting.

The shareholders also ratified the appointment of Ernst & Young LLP as the Independent Registered Public Accounting Firm for 2005:

For	Against	Abstain
136,453,410	10,366	950

Item 6.    Exhibits

(a)	The following are included herein:

Exhibit 10.1	Material Contracts – Amendment No. 2 to the Receivables Transfer Agreement

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NALCO HOLDING COMPANY
/s/ BRADLEY J. BELL
Name:	Bradley J. Bell
Title:	Executive Vice President and Chief Financial Officer

Dated: August 12, 2005