Form 10-Q
period 2005-09-30
Nalco Holding CO
filed 2005-11-14
CIK 1298341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

As of October 31, 2005, the number of shares of the registrant's common stock, par value $0.01 per share, outstanding was 141,663,369 shares.

QUARTERLY REPORT ON FORM 10-Q
NALCO HOLDING COMPANY
Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Nalco Holding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	(Unaudited) September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$46.7	$33.3
Accounts receivable, less allowances of $20.1 in 2005 and $21.1 in 2004	598.7	594.2
Inventories:
Finished products	239.0	245.4
Materials and work in process	70.9	68.1
	309.9	313.5
Prepaid expenses, taxes and other current assets	89.9	90.1
Total current assets	1,045.2	1,031.1
Property, plant, and equipment, net	763.2	847.3
Intangible assets:
Goodwill	2,220.8	2,368.3
Other intangibles, net	1,252.2	1,323.6
Other assets	346.9	363.6
Total assets	$5,628.3	$5,933.9
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$266.0	$261.9
Short term debt	18.5	17.7
Other current liabilities	267.6	311.7
Total current liabilities	552.1	591.3
Other liabilities:
Long-term debt	3,266.3	3,424.8
Deferred income taxes	392.2	484.8
Accrued pension benefits	417.4	411.7
Other liabilities	296.2	296.8
Minority interest	12.6	14.1
Shareholders' equity	691.5	710.4
Total liabilities and shareholders' equity	$5,628.3	$5,933.9

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Net sales	$834.9	$774.2	$2,448.8	$2,227.9
Operating costs and expenses:
Cost of product sold	457.6	401.3	1,349.9	1,147.9
Selling, administrative, and research expenses	252.6	255.2	774.4	770.1
Amortization of intangible assets	20.3	23.9	61.4	73.0
In-process research and development	—	—	—	122.3
Business optimization expenses	3.5	—	21.3	—
Total operating costs and expenses	734.0	680.4	2,207.0	2,113.3
Operating earnings	100.9	93.8	241.8	114.6
Other income (expense), net	(0.1)	(1.2)	(3.6)	(6.5)
Interest income	2.1	2.3	6.2	7.7
Interest expense	(65.8)	(64.0)	(192.7)	(187.7)
Earnings (loss) before income taxes	37.1	30.9	51.7	(71.9)
Income tax provision	18.1	27.2	24.7	46.8
Minority interests	(1.6)	(1.7)	(4.4)	(3.6)
Net earnings (loss)	$17.4	$2.0	$22.6	$(122.3)
Net earnings (loss) per share:
Basic	$0.12	$0.02	$0.16	$(1.35)
Diluted	$0.12	$0.02	$0.15	$(1.35)
Weighted-average shares outstanding (millions):
Basic	141.7	90.6	141.7	90.6
Diluted	146.6	90.6	146.6	90.6

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Operating activities
Net earnings (loss)	$22.6	$(122.3)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	100.0	80.7
Amortization	61.4	73.0
In-process research and development	—	122.3
Amortization of deferred financing costs and accretion of senior discount notes	30.1	36.4
Other, net	13.1	21.1
Changes in operating assets and liabilities	(55.1)	44.9
Net cash provided by operating activities	172.1	256.1
Investing activities
Purchase price adjustment on acquisition of Ondeo Nalco Group	(3.2)	25.3
Additions to property, plant, and equipment, net	(45.3)	(57.7)
Other investing activities	0.9	(5.1)
Net cash used for investing activities	(47.6)	(37.5)
Financing activities
Changes in short-term debt, net	1.7	(38.1)
Proceeds from long-term debt	24.1	542.9
Repayments of long-term debt	(130.8)	(318.6)
Capital contributions	—	9.3
Capital distributions	—	(446.9)
Other	(5.6)	(1.9)
Net cash used for financing activities	(110.6)	(253.3)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(2.2)
Increase (decrease) in cash and cash equivalents	13.4	(36.9)
Cash and cash equivalents at beginning of period	33.3	100.0
Cash and cash equivalents at end of period	$46.7	$63.1

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2005

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

As part of the allocation of the purchase price for the Acquisition, the Company recorded a one-time charge for purchased in-process research and development (IPR&D) expenses of $122.3 million during the nine months ended September 30, 2004. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use. These products had not been released to the market as of the date of the Acquisition, but the features and functionality of the products had been defined.

The consolidated statement of operations for the nine months ended September 30, 2004 includes an additional $14.5 million in cost of products sold related to the sale of inventory that had been revalued at selling price less costs to sell in the allocation of the purchase price for the Acquisition.

In conjunction with the Acquisition, the Company formulated a plan to exit or restructure certain activities. The Company recorded liabilities of $35.5 million, primarily for employee severance and related costs, in connection with the Company's plan to exit or restructure certain activities. The Company expects to complete these activities by the end of 2005. As of December 31, 2004, $3.8 million remained of this accrual; $0.7 million was charged against it during the nine months ended September 30, 2005.

2.	Basis of Presentation

These consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Annual Report for Nalco Holding Company and subsidiaries for the fiscal year ended December 31, 2004.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ended December 31, 2005.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net earnings (loss) reported for any period.

3.	Goodwill and Other Intangible Assets

The changes in goodwill for the period were as follows:

(dollars in millions)
Balance as of December 31, 2004	$2,368.3
Preacquisition income tax uncertainties and deferred tax adjustments	(69.7)
Effect of foreign currency translation	(77.8)
Balance as of September 30, 2005	$2,220.8

3.	Goodwill and Other Intangible Assets (continued)

The Company has substantially completed a review of its accumulated deferred tax balances and determined that certain deferred tax liabilities were overstated. These liabilities primarily relate to deferred taxes on intangible assets that should have been reversed as part of the allocation of the purchase price for the Acquisition. Therefore, goodwill and deferred tax liabilities have been reduced by $70.0 million.

The following table reflects intangible assets and related amortization information:

	As of September 30, 2005		As of December 31, 2004
(dollars in millions)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$491.1	$(153.5)	$506.6	$(103.5)
Patents and developed technology	100.5	(19.6)	100.5	(12.2)
Other	3.7	—	2.2	—
Intangible assets not subject to amortization:
Trademarks and trade names	830.0	—	830.0	—
	$1,425.3	$(173.1)	$1,439.3	$(115.7)

4.	Debt

Debt consists of the following:

(dollars in millions)	September 30, 2005	December 31, 2004
Short-term
Checks outstanding and bank overdrafts	$17.1	$16.9
Notes payable to banks	0.7	—
Current maturities of long-term debt	0.7	0.8
	$18.5	$17.7
Long-term
Securitized trade accounts receivable facility	$78.7	$97.3
Term loan A, due November 2009	120.2	218.4
Term loan B, due November 2010	1,081.0	1,081.0
Senior notes, due November 2011	905.8	937.4
Senior subordinated notes, due November 2013	705.8	737.4
Unsecured notes, due May 2008	27.8	27.8
Senior discount notes, due February 2014	346.0	324.2
Other	1.7	2.1
	3,267.0	3,425.6
Less: Current portion	0.7	0.8
	$3,266.3	$3,424.8

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

In December 2004, the Issuers redeemed a portion of the senior discount notes with an accreted value of $162.3 million using proceeds from the initial public offering of common stock of Nalco Holding Company. After the partial redemption, the aggregate principal amount at maturity of the notes declined to $460.8 million from $694.0 million. At September 30, 2005, the senior discount notes had an accreted value of approximately $745.85 per $1,000 principal amount at maturity of notes, resulting in a total accreted value of $343.7 million. The $2.3 million difference between the carrying value of the notes and the total accreted value represents a premium, which is being amortized over the term of the notes.

The Company and the Issuers do not generate any revenue, and Nalco Finance Holdings Inc. was incorporated solely to accommodate the issuance of the notes by Nalco Finance Holdings LLC. All of the Company's consolidated assets are owned, and all of the Company's consolidated net sales are earned, by its direct and indirect subsidiaries. As of September 30, 2005, the Company's subsidiaries had $1,013.4 million of restricted net assets.

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

5.	Shareholders' Equity

Shareholders' equity consists of the following:

(dollars in millions, except per share amounts)	September 30, 2005	December 31, 2004
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.0l per share; authorized 500,000,000 shares; 141,663,369 shares issued and outstanding	1.4	1.4
Additional paid-in capital	739.1	738.8
Accumulated deficit	(140.3)	(162.9)
Accumulated other comprehensive income:
Derivatives	0.1	(0.2)
Foreign currency translation adjustment	91.2	133.3
Total shareholders' equity	$691.5	$710.4

6.	Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months and nine months ended September 30, 2005 and 2004 were as follows:

	Pension Benefits
(dollars in millions)	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Service cost	$7.9	$6.6	$21.3	$21.1
Interest cost	10.8	9.0	30.3	29.1
Expected return on plan assets	(6.9)	(6.3)	(19.1)	(19.9)
Net periodic cost	$11.8	$9.3	$32.5	$30.3

	Other Postretirement Benefits
(dollars in millions)	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Service cost	$1.4	$1.2	$4.1	$4.1
Interest cost	2.2	1.8	6.5	6.2
Amortization of prior service cost	(1.0)	—	(3.0)	—
Net periodic cost	$2.6	$3.0	$7.6	$10.3

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

As a result of qualifying for the subsidy, the accumulated benefit obligation for the Company's defined postretirement benefit plans other than pensions has been reduced by approximately $25.4 million as of January 2005. The service and interest cost components of other postretirement benefits expense was reduced by $0.4 million and $0.4 million, respectively, for the nine months ended September 30, 2005.

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

Business process optimization expenses, consisting mostly of employee severance and related costs, were $3.5 million and $21.3 million for the three months and nine months ended September 30, 2005, respectively, and included a $14.2 million accrual for the restructuring plan announced in June 2005. As of September 30, 2005, $3.6 million had been charged against the accrual.

8.	Summary of Other Income (Expense)

The components of other income (expense), net for the three months and nine months ended September 30, 2005 and 2004, include the following:

(dollars in millions)	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Impairment loss on business held for sale	$—	$—	$(2.4)	$—
Sponsor monitoring fees	—	(2.7)	—	(8.4)
Franchise taxes	(0.6)	(0.8)	(1.9)	(2.3)
Equity in earnings of unconsolidated subsidiaries	0.3	1.1	1.1	2.4
Foreign currency exchange adjustments	1.9	0.2	3.3	(1.0)
Other	(1.7)	1.0	(3.7)	2.8
	$(0.1)	$(1.2)	$(3.6)	$(6.5)

9.	Income Taxes

The Company's effective income tax rate was 47.8% for the nine months ended September 30, 2005. The rate varies from the U.S. statutory income tax rate of 35% primarily due to the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at less than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. statutory income tax rate and the Company's effective income tax rate for the nine months ended September 30, 2004. In addition, the effective rate was impacted by the charge for purchased IPR&D, which is not tax deductible, and a valuation allowance for the income tax benefit on the interest expense from the senior discount notes issued by Nalco Finance Holdings LLC and Nalco Finance Holdings, Inc. in January 2004.

A valuation allowance for the income tax benefit on the senior discount note interest was recorded during the first nine months of 2004, pending a determination as to whether the deduction was realizable. During the fourth quarter of 2004, the valuation allowance for this tax benefit was reversed when it was determined that the deduction could be realized.

The effective rate of the provision for income taxes differs from the U.S. statutory tax rate due to the following items:

(dollars in millions)	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
U.S. statutory tax rate	$13.0	$10.8	$18.1	$(25.2)
IPR&D	—	—	—	42.8
Valuation allowance – senior discount notes	—	3.6	—	9.8
Other	5.1	12.8	6.6	19.4
Income tax provision	$18.1	$27.2	$24.7	$46.8

The American Jobs Creation Act of 2004 (the Jobs Creation Act) created a one-time incentive for American companies to repatriate earnings from their foreign subsidiaries. The Company has completed a comparison of the benefits available to it under the Jobs Creation Act to those under other strategies for global cash and debt management, and it has compared the benefits of implementing the incentive to the costs required to implement it. Based upon this analysis, the Company has decided not to structure its earnings repatriation under the provisions of the Jobs Creation Act.

10.	Comprehensive Income (Loss)

Total comprehensive income (loss) and its components, net of related tax, for the three months and nine months ended September 30, 2005 and 2004, are as follows:

(dollars in millions)	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Net earnings (loss)	$17.4	$2.0	$22.6	$(122.3)
Other comprehensive income (loss), net of income taxes:
Derivatives	(0.4)	—	0.3	—
Foreign currency translation adjustments	3.9	44.3	(42.1)	(18.3)
Comprehensive income (loss)	$20.9	$46.3	$(19.2)	$(140.6)

11.	Segment Information

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

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Industrial and Institutional Services	$382.4	$354.0	$1,106.6	$1,032.4
Energy Services	222.7	200.4	653.4	593.0
Paper Services	174.2	164.6	520.8	489.9
Other	55.6	55.2	168.0	112.6
Net sales	$834.9	$774.2	$2,448.8	$2,227.9

11.	Segment Information (continued)

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings (loss) before income taxes:

(dollars in millions)	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Segment direct contribution:
Industrial and Institutional Services	$98.0	$88.2	$267.2	$258.7
Energy Services	47.3	42.1	138.7	130.4
Paper Services	35.1	37.0	101.6	115.5
Other	(14.3)	(7.9)	(48.5)	(56.3)
Total segment direct contribution	166.1	159.4	459.0	448.3
Expenses not allocated to segments:
Administrative expenses	41.4	41.7	134.5	138.4
Amortization of intangible assets	20.3	23.9	61.4	73.0
In-process research and development	—	—	—	122.3
Business optimization expenses	3.5	—	21.3	—
Operating earnings	100.9	93.8	241.8	114.6
Other income (expense), net	(0.1)	(1.2)	(3.6)	(6.5)
Interest income	2.1	2.3	6.2	7.7
Interest expense	(65.8)	(64.0)	(192.7)	(187.7)
Earnings (loss) before income taxes	$37.1	$30.9	$51.7	$(71.9)

Total segment direct contribution for the nine months ended September 30, 2005 includes inventory write-offs of $9.0 million. Of this amount, $4.0 million, $2.9 million, $1.7 million, and $0.4 million was charged to Paper Services, Other, Energy Services, and Industrial and Institutional Services, respectively.

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

Basic and diluted earnings (loss) per share were calculated as follows:

(in millions)	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Numerator for basic and diluted earnings (loss) per share: Net earnings (loss)	$17.4	$2.0	$22.6	$(122.3)
Denominator for basic earnings (loss) per share – weighted average common shares outstanding	141.7	90.6	141.7	90.6
Effect of dilutive securities:
Stock purchase warrant	4.9	—	4.9	—
Denominator for diluted earnings (loss) per share	146.6	90.6	146.6	90.6

12.	Earnings (Loss) Per Share (continued)

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

The Company's undiscounted reserves for known environmental clean up costs were $2.0 million at September 30, 2005.

These environmental reserves represent management's current estimate of its proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, its previous experience with respect to clean-up activities, a detailed review by the Company of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although management cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, it believes that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact the Company's liquidity position. Expenditures for the nine months ended September 30, 2005, relating to environmental compliance and clean up activities, were not significant.

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

The U.K. Health and Safety Executive ("HSE") has sent notice that it intends to initiate legal proceedings against the Company's U.K. subsidiary under the Health and Safety at Work Act. The place of these proceedings is not indicated in the notice. This notice references a legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary's customers. The HSE indicates that the proceedings will relate to the cleaning of these cooling towers. The Company has not received any specific charges or claims for relief, but will, in any event, defend and refute any contention that it has violated any law.

The Company has received subpoenas from the U.S. Department of Justice for documents and testimony relating to its storage of claimed hazardous materials, the claimed leakage of wastewater

13.	Contingencies and Litigation (continued)

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

No significant guarantees were outstanding at September 30, 2005, other than subsidiary-related performance guarantees.

The Company had $37.0 million of letters of credit outstanding at September 30, 2005.

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

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended September 30, 2005 (the "Quarterly Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," " believes," "forecasts," or future or conditional verbs, such as "will," "should," "could" or "may," and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

•	our substantial leverage;

•	limitations on flexibility in operating our business contained in our debt agreements;

•	increases in interest rates as a result of our variable rate indebtedness;

•	pricing pressure from our customers;

•	changes to, or elimination of, legal or regulatory requirements imposed upon our customers which could adversely affect portions of our business, such as that which serves the synthetic-fuel industry;

•	technological change and innovation;

•	risks associated with our non-U.S. operations;

•	fluctuations in currency exchange rates;

•	high competition in the markets in which we operate;

•	adverse changes to environmental, health and safety regulations;

•	operating hazards in our production facilities;

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	inability to achieve expected cost savings;

•	difficulties in securing the raw materials we use;

•	our significant pension benefit obligations and the current underfunding in our pension plans;

•	our ability to realize the full value of our intangible assets;

•	our ability to attract and retain skilled employees, particularly research scientists, technical sales professionals and engineers;

•	our ability to protect our intellectual property rights; and

•	the possibility that our owners' interests will conflict with ours or yours.

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

Executive Level Overview

Our sales grew 7.8% for the three months ended September 30, 2005 to $834.9 million, including 6.4% in organic improvement that excludes foreign currency and divestiture impacts. Of this organic improvement, price represents 5.4%, or approximately $42 million. We have consistently reminded our sales force that our goal this year is to ensure that we capture pricing, and not just incremental service and product volume, to offset higher costs we continue to experience. Changes in foreign currency translation rates added 1.5% to sales growth in the third quarter, while divestitures reduced sales by 0.1%.

Energy Services segment sales jumped 11.1% in the third quarter, including 9.5% organic improvement. Customer operation shutdowns in the Gulf of Mexico prior to and following the hurricanes limited growth in our oil field service business – including a Hurricane Dennis-initiated delay of the operational start of a large new platform we had expected to begin serving in the fourth quarter. However, we grew at double-digit paces in our exploration service, refinery and petrochemical units.

Industrial and Institutional Services sales increased 8.0% in the third quarter, of which 6.5% was organic. Strong organic sales growth in North America, Latin America and the Pacific region contributed to this improvement. Areas of weakness included the U.S. chemical sector, again impacted disproportionately by the hurricanes, and our water treatment operations in Europe. In North America, water treatment sales were particularly strong in our Power and Institutional segments. Several of the global process application groups in the segment recorded double-digit organic growth rates.

Paper Services segment sales increased 5.8%, of which 4.3% was organic. Strong growth in Asia, and particularly in China, led this expansion. Organic sales to Paper customers in North America and Latin America also grew at mid-single-digit rates, offsetting a sales decline in Europe. The revenue decline in Europe was primarily caused by continued slow production following the conclusion of the Finnish labor strike and by the closure of a large customer.

Organic and nominal sales grew faster in the three months ended September 30, 2005 than for the first nine months of 2005 for the Energy Services and Industrial and Institutional Services segments, but slower in the Paper segment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Third quarter sales in the Other segment were flat, despite double-digit growth in India and good growth in an alternate channels business. Year-to-date, sales in the Other segment are up 15.2% organically, but 49.2% overall. Nominal sales growth was higher than organic sales growth primarily as a result of the creation of the Katayama Nalco joint venture in Japan, which was initiated June 1, 2004.

Through the first nine months of 2005, total Company revenues grew 9.9% on a nominal basis, with 6.6% of the sales growth coming from organic sales improvement. Price contributed 4.3% of the 6.6% improvement. During the first nine months, price increases added approximately $95 million to sales, while costs for raw and purchased materials and freight increased by about $123 million.

Net earnings rose to $17.4 million, or 12 cents per share, in the three months ended September 30, 2005 from $2.0 million, or 2 cents per share, in the three months ended September 30, 2004. Lower income tax expense drove much of the improvement. Pre-tax earnings were reduced by an estimated $6 million as a result of hurricane-related cost increases and lost sales incurred during the quarter. No potential insurance recoveries related to the hurricanes are factored into our results.

Net earnings for the year-to-date improved to $22.6 million from a year-ago loss of $122.3 million. The year-ago loss included a $122.3 million, non-cash purchase accounting-related expense for In Process Research and Development.

Gross margin levels improved from 42.6% in the second quarter to 45.2% in the third quarter in part on the strength of price improvement. For the first time this year, quarterly price increases of about $42 million exceeded higher raw material, purchased material and freight costs in the quarter of approximately $40 million. Versus the year-ago quarter, however, gross margins were 300 basis points lower. About 220 points of the margin deterioration was caused by price increases only being modestly above year-on-year cost increases for the quarter.

In addition to increases in cost pressures, raw material availability constraints are also creating operational inefficiencies. Currently, raw materials that face supply constraints include: caustic soda, some ethylene-based materials and some solvents and alcohols.

Weakness in Europe also impacted the Company's third quarter results and its near-term performance expectations.

Total debt was reduced by $109.9 million and cash increased by $7.3 million during the three months ended September 30, 2005. We repaid $88 million on Term Loan A and $24 million in revolver debt that was outstanding at June 30. Interest continues to accrete to our senior discount notes. Cash generated by operating activities during the period was elevated by the benefits of our second quarter inventory reduction program.

During October, we received approval from our creditors to simplify our organizational structure overseas to more closely match the reporting structures of our organization. These changes will also facilitate movement of working capital and may improve our cash movement by reducing withholding tax levels on dividends we repatriate to service debt.

During the three months ended September 30, 2005, we substantially completed a review of the accumulated deferred tax balances and determined that certain deferred tax liabilities were overstated. These liabilities primarily relate to deferred taxes on intangible assets that should have been reversed as part of purchase accounting. Therefore, deferred tax liabilities and goodwill were each adjusted downward by $70 million.

Our estimated effective tax rate for 2005 is now 47.8%, and we have made the necessary adjustment in the third quarter to put the year-to-date income tax provision at this level. This rate is higher than our prior projection of 45.2%. The tax cost of repatriating certain foreign earnings is relatively unchanged, and is the primary reason our income tax provision does not decrease proportionately with decreases in projected pre-tax earnings.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook

Gulf of Mexico oil and gas production, and on-shore refining and petrochemical operations are taking longer to re-start than originally expected. We project that total lost sales as a result of these closures will now total approximately $12 million in the fourth quarter. Hurricanes Katrina, Rita and Dennis all were responsible for portions of the expected sales losses. Some rig closures in the Gulf of Mexico now look like they will extend into 2006. We also expect pre-tax earnings to be reduced by $26 million, bringing the total estimated 2005 hurricane pre-tax earnings impact to $32 million.

On a global basis, we have seen this year the largest push-through of raw material costs in at least 30 years, combined with hurricanes that have had the largest impact on Nalco of any natural events as far as we can find in the 77-year history of the Company. Growth in the face of this year's challenges shows the strength of our business model.

As we restore margins through continued pricing moves and program upgrades and substitutions, we are also refocusing our sales engineers on selling efforts to restore volume growth rates. Our water and process programs by design frequently play an important role in reducing customer energy consumption, and this environment of extraordinarily high energy costs is conducive to promoting our fundamental value proposition.

For example, our 3D TRASAR® cooling water stress management system provides a much higher level of contaminant control in cooling towers, significantly reducing energy requirements in cooling tower operations versus competitive offerings. A new SMART SolutionsTM for Efficiency offering we recently introduced to Paper Services customers provides up to 10% to 15% energy savings on each ton of paper produced, in addition to other efficiency benefits. Scale and fouling control programs in boilers, refinery processes and other customer operations also reduce energy consumption, while cutting maintenance costs, extending the life of assets, and providing other customer benefits.

Results of Operations

Quarter Ended September 30, 2005 Compared to the Quarter Ended September 30, 2004

Net sales for the three months ended September 30, 2005 and September 30, 2004 may be compared as follows:

	Three Months ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2005	September 30, 2004	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$382.4	$354.0	8.0%	1.5%	-%	6.5%
Energy Services	222.7	200.4	11.1%	1.6%	-%	9.5%
Paper Services	174.2	164.6	5.8%	1.5%	-%	4.3%
Other	55.6	55.2	0.9%	1.5%	(1.6%)	1.0%
Net sales	$834.9	$774.2	7.8%	1.5%	(0.1%)	6.4%

Net sales for the three months ended September 30, 2005 were $834.9 million, a 7.8% increase from the $774.2 million reported for the three months ended September 30, 2004. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 6.4%. Of this improvement, 5.4% was attributed to price increases. The remaining 1.0% was driven by sales growth, which was reduced by an estimated 0.5% due to hurricane-related sales losses. The Energy Services division posted strong organic growth in sales of 9.5%, with slightly more than half of this improvement the result of price increases. The Energy Services division was the most affected by the Gulf hurricanes, and organic growth would have been an estimated 1.6% higher if sales had not been lost due to the hurricanes. The Industrial and Institutional Services division reported organic growth of 6.5%. While this improvement was mostly

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

attributable to price increases, solid growth was posted by our water treatment business in the Latin American and Pacific regions and certain of our North American water treatment and global process service units. Lower water treatment sales in Europe offset a portion of these gains. Organically, Paper Services division sales were up 4.3% compared to a year ago, as continued strong growth in the Pacific region and a more modest gain in North America more than offset a sales decline in Europe caused by continued slow production following the conclusion of the Finnish labor strike and the closure of a large customer in the U.K. Price increases also contributed to organic growth in Paper Services sales in North America and Latin America. The organic increase in "other" sales was attributable to improved alternative channel sales and our subsidiary company in India, partly offset by the effects of a variation in revenue recognition adjustments and a decision made in late 2003 to reduce certain low-margin business with a major customer.

Gross profit, defined as the difference between net sales and cost of product sold, of $377.3 million for the three months ended September 30, 2005 increased by $4.4 million, or 1.2%, from the $372.9 million reported for the quarter ended September 30, 2004. On an organic basis, gross profit decreased by $0.5 million, with unfavorable manufacturing volume variances accounting for this change. The gross profit margin was 45.2% for the three months ended September 30, 2005 compared to 48.2% for the year-ago period, as increases in the selling prices of our products were largely offset by higher costs of raw and other purchased materials.

Selling, administrative, and research expenses for the three months ended September 30, 2005 of $252.6 million decreased by $2.6 million, or 1.0%, from $255.2 million for the three months ended September 30, 2004. On an organic basis, selling, administrative, and research expenses decreased by $5.5 million, or 2.2%, reflecting further initiatives to reduce and control spending. This decrease was partly offset by the effect of changes in foreign currency translation rates.

Amortization of intangible assets was $20.3 million and $23.9 million for the three months ended September 30, 2005 and 2004, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Business optimization expenses, representing mostly employee severance and related costs, were $3.5 million for the three months ended September 30, 2005.

Other income (expense), net was a net expense of $0.1 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively. In November 2004, the Company terminated the monitoring services provided to the Company by affiliates of the Sponsors. Monitoring fees for such services were $2.7 million for the three months ended September 30, 2004. Also contributing to the variance from the year-ago quarter were higher foreign currency transaction gains of $1.7 million. Partly offsetting these favorable variations were losses from asset disposals of $2.6 million and a $0.8 million decrease in equity in earnings of unconsolidated subsidiaries.

Net interest expense, defined as the combination of interest income and interest expense, of $63.7 million for the three months ended September 30, 2005 increased by $2.0 million from the $61.7 million reported for the three months ended September 30, 2004. The impact of higher interest rates on variable rate borrowings more than offset the impact of a lower average debt level compared to the year-ago period.

The effective tax rate for the three months ended September 30, 2005 was 48.8%. The rate varies from the U.S. statutory income tax rate of 35% primarily due to the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at less than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

These items also contributed to the variation between the U.S. statutory income tax rate and the Company's effective income tax rate for the three months ended September 30, 2004. In addition, the effective rate was impacted by a valuation allowance for the income tax benefit on the interest

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

The American Jobs Creation Act of 2004 (the "Jobs Creation Act") created a one-time incentive for American companies to repatriate earnings from their foreign subsidiaries. We have completed a comparison of the benefits available under the Jobs Creation Act to those under other strategies for global cash and debt management, and we have compared the benefits of implementing the incentive to the costs required to implement it. Based upon this analysis, we have decided not to structure our earnings repatriation under the provisions of the Jobs Creation Act.

Minority interest expense of $1.6 million for the three months ended September 30, 2005 was slightly lower than the $1.7 million for the year-ago quarter.

Nine months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net sales for the nine months ended September 30, 2005 and September 30, 2004 may be compared as follows:

	Nine Months ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2005	September 30, 2004	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,106.6	$1,032.4	7.2%	2.2%	(0.2)%	5.2%
Energy Services	653.4	593.0	10.2%	2.1%	(0.9)%	9.0%
Paper Services	520.8	489.9	6.3%	2.4%	(0.7)%	4.6%
Other	168.0	112.6	49.2%	3.0%	31.0%	15.2%
Net sales	$2,448.8	$2,227.9	9.9%	2.2%	1.1%	6.6%

Net sales for the nine months ended September 30, 2005 were $2,448.8 million, a 9.9% increase from the $2,227.9 million reported for the nine months ended September 30, 2004. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 6.6%. Of this improvement, 4.3% was attributed to price increases, while the remaining 2.3% was driven by favorable sales growth broadly spread across our customer base. The Energy Services division reported a strong organic improvement in sales of 9.0%, more than half of which represented growth. The Industrial and Institutional Services division reported organic growth of 5.2%, which was mostly attributable to price increases. However, solid gains, exclusive of price increases, were posted by our water treatment business in the Latin American and Pacific regions, as well as our Pacific region mining business. These gains were offset by sales declines, exclusive of price increases, in North America and, more notably, Europe. Difficulties in adapting work processes following our SAP system conversion in Europe on January 1, 2005 and the generally slower economy in our largest western European markets were among the causes of the sales decline in Europe. Higher sales during the three months ended December 31, 2004 was another contributing factor, as European customers purchased in advance to avoid risking any potential complications from the system conversion. Solid growth in the Latin America and Pacific regions and a more modest improvement in North America contributed to the 4.6% organic growth in Paper Services division sales. These improvements were partly offset by lower Paper Services sales in Europe, resulting from labor strikes faced by our Finnish customers and the aforementioned factors that affected Industrial and Institutional Services sales in the region. Most of the organic improvement in "other" sales was attributable to alternate channel sales, our subsidiary company in India, and our Japanese joint venture, Katayama Nalco. The increase in "other" sales attributable to acquisitions/divestitures represents the incremental impact of sales for the first five months of 2005 by Katayama Nalco, which was formed with Katayama Chemical Inc. on June 1, 2004.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profit, defined as the difference between net sales and cost of product sold, of $1,098.9 million for the nine months ended September 30, 2005 increased by $18.9 million, or 1.8%, over the $1,080.0 million reported for the nine months ended September 30, 2004. On an organic basis and excluding the impact of a $14.5 million charge to cost of product sold during the nine months ended September 30, 2004 resulting from the sale of inventory that had been revalued at selling price less costs to sell in purchase accounting at the date of the Acquisition, gross profit decreased by $29.3 million. This was primarily attributable to higher costs of raw and other purchased materials, partly offset by the impact of increases in the selling prices of our products. Gross profit margin for the nine months ended September 30, 2005 was 44.9% compared to 48.5% for the year-ago period. Gross profit margin for the nine months ended September 30, 2004 was reduced approximately 65 basis points as a result of the aforementioned $14.5 million charge resulting from purchase accounting.

Selling, administrative, and research expenses for the nine months ended September 30, 2005 of $774.4 million increased by $4.3 million, or 0.6%, from $770.1 million for the nine months ended September 30, 2004. On an organic basis, selling, administrative, and research expenses decreased by $19.4 million, or 2.5%, reflecting continuing efforts to reduce and control spending. This decrease was more than offset by the effect of changes in foreign currency translation rates and the incremental impact of expenses of Katayama Nalco for the first five months of 2005.

Amortization of intangible assets was $61.4 million and $73.0 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

In-process research and development was a one-time charge of $122.3 million recorded during the nine months ended September 30, 2004, as a result of purchase accounting related to the Acquisition. The value of purchased IPR&D was comprised of five ongoing development projects at the date of the Acquisition. Purchased IPR&D was derived by assigning values to those projects identified by management as having economic value, but that had not yet reached technological feasibility and had no alternative future use.

Business optimization expenses, representing mostly employee severance and related costs, were $21.3 million for the nine months ended September 30, 2005, and included a $14.2 million charge recorded in June to support a plan to de-layer our management structure and reduce costs in lower-performing business units. The plan calls for the elimination of approximately 220 positions, primarily in Europe and North America.

Other income (expense), net was a net expense of $3.6 million and $6.5 million for the nine months ended September 30, 2005 and 2004, respectively. In November 2004, the Company terminated the monitoring services provided to the Company by affiliates of the Sponsors. Monitoring fees for such services were $8.4 million for the nine months ended September 30, 2004. Also contributing to the decrease in net other expense was a favorable change in foreign currency transaction gains and losses of $4.3 million. A $2.4 million impairment charge in 2005 related to a business held for sale, an increase in losses from asset write-offs and disposals of $5.9 million, and a $1.3 decrease in equity in earnings of unconsolidated subsidiaries partly offset these favorable variations.

Net interest expense, defined as the combination of interest income and interest expense, of $186.5 million for the nine months ended September 30, 2005 increased by $6.5 million from the $180.0 million reported for the nine months ended September 30, 2004. The impact of higher interest rates on variable rate borrowings more than offset the impact of a lower average debt level compared to the year-ago period.

The effective tax rate for the nine months ended September 30, 2005 was 47.8%. The rate varies from the U.S. statutory income tax rate of 35% primarily due to the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at less than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

These items also contributed to the variation between the U.S. statutory income tax rate and the Company's effective income tax rate for the nine months ended September 30, 2004. In addition, the effective rate was impacted by the charge for purchased IPR&D, which is not tax deductible, and a valuation allowance for the income tax benefit on the interest expense from the senior discount notes issued by Nalco Finance Holdings LLC and Nalco Finance Holdings, Inc. in January 2004.

A valuation allowance for the income tax benefit on the senior discount note interest was recorded during the first nine months of 2004, pending a determination as to whether the deduction was realizable. During the fourth quarter of 2004, the valuation allowance for this tax benefit was reversed when it was determined that the deduction could be realized.

Minority interest expense was $0.8 million higher than the $3.6 million for the nine months ended September 30, 2004, reflecting improved results for most of the Company's non-wholly owned subsidiaries.

Liquidity and Capital Resources

Operating activities. Historically, the Company's main source of liquidity has been its solid cash flow generated by operating activities. For the nine months ended September 30, 2005, cash provided by operating activities was $172.1 million, a decrease of $84.0 million from the same period last year. This decrease was mostly attributable to higher working capital requirements, most notably for accounts payable. Also contributing was the payment of year-end incentive plan and commission accruals.

Investing activities. Cash used for investing activities was $47.6 million for the nine months ended September 30, 2005, which was mostly attributable to net property additions of $45.3 million.

Cash used for investing activities was $37.5 million for the nine months ended September 30, 2004. This was mostly the result of net property additions of $57.7 million, partly offset by $25.3 million of net purchase price adjustments received from Suez related to the Acquisition. Approximately 40% of the capital spending was attributable to our SAP information systems project in Europe.

Financing activities. Net cash used for financing activities totaled $110.6 million during the nine months ended September 30, 2005, which was mostly attributable to a net decrease in borrowings.

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

At September 30, 2005, the outstanding balance of the term loan A and term loan B facilities was $120.2 million and $1,081.0 million, respectively.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. At September 30, 2005, no borrowings were outstanding under the revolving credit facility.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries (including Nalco Company) to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following significant financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at September 30, 2005.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Adjusted EBITDA is calculated as follows:

(dollars in millions)	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Net earnings (loss)	$17.4	$2.0	$22.6	$(122.3)
Interest, net	63.7	61.7	186.5	180.0
Income tax provision	18.1	27.2	24.7	46.8
Depreciation	33.3	23.8	100.0	80.7
Amortization	20.3	23.9	61.4	73.0
EBITDA	$152.8	$138.6	$395.2	$258.2
Non-cash charges (1)	5.0	14.5	20.8	167.5
Business optimization expenses (2)	3.5	—	21.3	—
Unusual items (3)	4.3	2.2	6.8	6.7
Other adjustments (4)	(1.1)	1.9	(4.1)	5.6
Adjusted EBITDA	$164.5	$157.2	$440.0	$438.0

(1)	Non-cash charges are further detailed on the following table:

(dollars in millions)	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
In-process research and development	$—	$—	$—	$122.3
Inventory step-up	—	—	—	14.5
Asset write-offs	—	—	4.9	—
Profit sharing expense and 401(k) funded by Suez	1.1	8.0	10.9	24.0
Other	3.9	6.5	5.0	6.7
Non-cash charges	$5.0	$14.5	$20.8	$167.5

In-process Research and Development

In-process research and development was a one time charge of $122.3 million recorded during the nine months ended September 30, 2004, as a result of purchase accounting entries related to the Acquisition.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

(2)	Business optimization expenses for 2005 include costs associated with the de-layering of our management structure, cost reductions in lower-performing business units, and the redesign and optimization of work processes. See note 7 to Item 1 for more information.

(3)	Unusual items are further detailed on the following table:

(dollars in millions)	Three Months ended September 30, 2005	Three Months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
Loss (gain) on sales, net of expenses	$2.6	$—	$3.7	$—
Other unusual items (a)	1.7	2.2	3.1	6.7
	$4.3	$2.2	$6.8	$6.7

(a)	Other unusual items for the three months ended September 30, 2005 primarily include costs associated with an offering of Nalco Holding Company common stock by our parent company, Nalco LLC. Other unusual items for the nine months ended September 30, 2005 mostly represent these costs and certain inventory write-offs. Other unusual items for the three months and nine months ended September 30, 2004 primarily include certain costs associated with the Transactions.

(4)	We are required to make adjustments to EBITDA for monitoring fees paid to the Sponsors, franchise taxes, and 401(k) matching contributions.

Our covenant levels and ratios for the four quarters ended September 30, 2005 are as follows:

	Covenant Level at September 30, 2005	Ratios
Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.70x	2.85x
Maximum net debt to Adjusted EBITDA ratio	6.50x	4.92x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.47x

(1)	During 2005, our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 1.70x and a net debt to Adjusted EBITDA ratio at a maximum of 6.50x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $1,201.2 million that was outstanding under our term loan facilities as of September 30, 2005) and investments in similar business and other investments equal to 6% of Nalco Holding Company consolidated assets.

Local lines of credit. Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of September 30, 2005, the aggregate outstanding balance under these local lines of credit was approximately $18.3 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

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

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Based on the terms of this facility and on the criteria described above, as of September 30, 2005, approximately $163.6 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $87.0 million would have been available for funding. As of September 30, 2005, we had $78.7 million of outstanding borrowings under this facility.

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

There were no changes in the Company's internal controls over financial reporting that occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

The U.K. Health and Safety Executive ("HSE") has sent notice that it intends to initiate legal proceedings against the Company's U.K. subsidiary under the Health and Safety at Work Act. The place of these proceedings is not indicated in the notice. This notice references a legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary's customers. The HSE indicates that the proceedings will relate to the cleaning of these cooling towers. The Company has not received any specific charges or claims for relief, but will, in any event, defend and refute any contention that it has violated any law.

Item 6.    Exhibits

(a)	The following are included herein:

Exhibit 10.1	Material Contracts – Amendment No. 3 to the Receivables Transfer Agreement

Exhibit 10.2	Material Contracts – Amendment No. 3 to Credit Agreement

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

The Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NALCO HOLDING COMPANY
/s/ BRADLEY J. BELL
Name:	Bradley J. Bell
Title:	Executive Vice President and Chief Financial Officer

Dated: November 10, 2005