Form 10-Q
period 2007-09-30
Nalco Holding CO
filed 2007-11-08
CIK 1298341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 142,863,709 shares.

QUARTERLY REPORT ON FORM 10-Q
NALCO HOLDING COMPANY
Quarter Ended September 30, 2007

Part I. Financial Information

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Nalco Holding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	(Unaudited) September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$117.9	$37.3
Accounts receivable, less allowances of $20.5 in 2007 and $19.0 in 2006	792.5	695.3
Inventories:
Finished products	289.0	264.5
Materials and work in process	82.9	76.2
	371.9	340.7
Prepaid expenses, taxes and other current assets	91.2	94.1
Total current assets	1,373.5	1,167.4
Property, plant, and equipment, net	744.1	743.4
Intangible assets:
Goodwill	2,397.6	2,299.9
Other intangibles, net	1,134.2	1,169.5
Other assets	241.8	276.3
Total assets	$5,891.2	$5,656.5
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$296.3	$288.2
Short-term debt	91.2	150.2
Other current liabilities	318.8	281.0
Total current liabilities	706.3	719.4
Other liabilities:
Long-term debt	3,185.8	3,038.6
Deferred income taxes	273.1	314.3
Accrued pension benefits	389.4	430.7
Other liabilities	257.1	250.0
Minority interest	15.0	12.6
Shareholders’ equity	1,064.5	890.9
Total liabilities and shareholders’ equity	$5,891.2	$5,656.5

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Net sales	$998.2	$915.4	$2,878.4	$2,655.8
Operating costs and expenses:
Cost of product sold	548.2	506.2	1,588.4	1,480.7
Selling, administrative, and research expenses	296.4	273.6	877.8	811.9
Amortization of intangible assets	15.6	17.6	46.2	52.4
Business optimization expenses	7.2	3.0	9.5	8.6
Total operating costs and expenses	867.4	800.4	2,521.9	2,353.6
Operating earnings	130.8	115.0	356.5	302.2
Other income (expense), net	(1.9)	0.1	(2.2)	(0.6)
Interest income	2.7	2.4	7.2	6.4
Interest expense	(69.1)	(68.9)	(205.6)	(203.3)
Earnings before income taxes and minority interests	62.5	48.6	155.9	104.7
Income tax provision	24.0	16.2	52.4	38.5
Minority interests	(2.0)	(1.7)	(5.6)	(5.2)
Net earnings	$36.5	$30.7	$97.9	$61.0
Net earnings per share:
Basic	$0.25	$0.21	$0.68	$0.43
Diluted	$0.25	$0.21	$0.66	$0.42
Weighted-average shares outstanding (millions):
Basic	143.7	143.0	143.9	142.9
Diluted	146.6	146.6	147.5	146.6
Cash dividends declared per share	$0.035	$—	$0.105	$—

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Operating activities
Net earnings	$97.9	$61.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	97.0	97.5
Amortization	46.2	52.4
Amortization of deferred financing costs and accretion of senior discount notes	33.7	32.5
Other, net	(11.4)	(20.7)
Changes in operating assets and liabilities	(68.1)	(19.8)
Net cash provided by operating activities	195.3	202.9
Investing activities
Additions to property, plant, and equipment, net	(70.3)	(59.6)
Other, net	(2.6)	2.0
Net cash used for investing activities	(72.9)	(57.6)
Financing activities
Cash dividends	(10.1)	—
Changes in short-term debt, net	(20.8)	29.3
Proceeds from long-term debt	50.2	—
Repayments of long-term debt	(24.1)	(159.5)
Purchases of treasury stock	(37.0)	—
Other, net	(4.0)	(3.4)
Net cash used for financing activities	(45.8)	(133.6)
Effect of exchange rate changes on cash and cash equivalents	4.0	0.4
Increase in cash and cash equivalents	80.6	12.1
Cash and cash equivalents at beginning of period	37.3	30.8
Cash and cash equivalents at end of period	$117.9	$42.9

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2007

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ended December 31, 2007.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net earnings reported for any period.

3.    Debt

Debt consists of the following:

(dollars in millions)	September 30, 2007	December 31, 2006
Short-term
Checks outstanding and bank overdrafts	$23.6	$25.8
Notes payable to banks	10.1	0.9
Current maturities of long-term debt	57.5	23.5
Securitized trade accounts receivable facility	—	100.0
	$91.2	$150.2
Long-term
Term loan A, due November 2009	$68.7	$81.0
Term loan B, due November 2010	887.0	911.0
Senior notes, due November 2011	948.9	928.1
Senior subordinated notes, due November 2013	748.9	728.1
Unsecured notes, due May 2008	27.8	27.8
Senior discount notes, due February 2014	411.6	385.6
Securitized trade accounts receivable facility	150.0	—
Other	0.4	0.5
	3,243.3	3,062.1
Less: Current portion	57.5	23.5
	$3,185.8	$3,038.6

4.    Shareholders’ Equity

Shareholders’ equity consists of the following:

(dollars in millions, except per share amounts)	September 30, 2007	December 31, 2006
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.0l per share; authorized 500,000,000 shares; 144,362,609 and 143,055,013 shares issued at September 30, 2007 and December 31, 2006, respectively	1.4	1.4
Additional paid-in capital	748.7	740.9
Retained earnings (accumulated deficit)	74.4	(16.2)
Accumulated other comprehensive income	277.0	164.8
Treasury stock, at cost; 1,498,900 shares at September 30, 2007	(37.0)	—
Total shareholders’ equity	$1,064.5	$890.9

In November 2004, a warrant to purchase, for $0.01 per share, up to 6,191,854 shares of Nalco Holding Company common stock was issued as part of a dividend to Nalco LLC, our sole stockholder on the record date of the dividend. Nalco LLC exercised warrants to acquire 1,265,806 shares of common stock during the nine months ended September 30, 2007. At September 30, 2007, up to 3,541,049 shares of common stock could be purchased by Nalco LLC under the warrant, subject to certain vesting conditions. The amount includes 764,407 shares of common stock that would be required to be deposited into an escrow account under the terms of the warrant. Nalco Holding Company would beneficially own such shares, which would be used solely for the purpose of delivering shares of common stock pursuant to incentive compensation plans.

On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date.

5.    Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months and nine months ended September 30, 2007 and 2006 were as follows:

	Pension Benefits
(dollars in millions)	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Service cost	$7.2	$7.7	$21.4	$22.3
Interest cost	11.4	10.8	33.9	31.9
Expected return on plan assets	(8.5)	(7.5)	(25.3)	(22.2)
Prior service cost	—	0.1	0.1	0.1
Net actuarial loss	0.1	0.1	0.4	0.3
Settlement charge	0.1	—	0.1	0.4
Net periodic cost	$10.3	$11.2	$30.6	$32.8

5.    Pension and Other Postretirement Benefit Plans (continued)

	Other Postretirement Benefits
(dollars in millions)	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Service cost	$1.4	$1.3	$4.1	$4.1
Interest cost	2.1	2.1	6.2	6.1
Prior service credit	(1.2)	(1.0)	(3.6)	(3.0)
Net actuarial gain	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic cost	$2.2	$2.3	$6.5	$7.0

We now expect to contribute $85.4 million to our pension plans in 2007 compared to the $69.7 million we had expected to contribute as of December 31, 2006. The increase is mainly attributable to accelerating a portion of the contributions to be made to the principal U.S. pension plan in 2008, and resulted from guidance issued by the Internal Revenue Service in August 2007 related to funding levels required by the Pension Protection Act of 2006.

6.    Business Optimization Expenses

We continue to redesign and optimize our business and work processes. Business process optimization expenses were $9.5 million for the nine months ended September 30, 2007, as employee severance and related costs were partly offset by the impact of a $0.7 million reduction in the impairment provision for a facility that was held for sale. The amount includes a $5.3 million non-cash charge that resulted from modifying the terms of some share-based compensation awards for certain exiting employees. Business process optimization expenses, consisting mostly of employee severance and related costs, were $8.6 million for the nine months ended September 30, 2006.

7.    Summary of Other Income (Expense)

The components of other income (expense), net for the three months and nine months ended September 30, 2007 and 2006, include the following:

(dollars in millions)	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Franchise taxes	$(0.7)	$(0.9)	$(2.3)	$(2.4)
Equity in earnings of unconsolidated subsidiaries	0.1	0.5	1.0	3.1
Foreign currency exchange adjustments	(1.2)	0.3	(0.7)	(2.7)
Other	(0.1)	0.2	(0.2)	1.4
	$(1.9)	$0.1	$(2.2)	$(0.6)

8.    Income Taxes

Our effective income tax rate was 33.6% for the nine months ended September 30, 2007. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and our effective income tax rate for the nine months ended September 30, 2006.

The nine months ended September 30, 2007, also include two discrete events related to our tax positions in The Netherlands. During the period, we completed our consultations with the tax

8.    Income Taxes (continued)

authorities regarding their analysis of certain interest deductions incurred by our Dutch subsidiaries. The tax effect of these interest deductions represented $7.9 million of previously unrecognized tax benefits. The Dutch tax inspector has concluded that all of the interest deductions we considered at risk are valid deductions under the applicable law. Therefore, we have reversed the reserve, and reduced tax expense during the period by $7.9 million.

In addition, we determined that certain net loss carryforwards in The Netherlands are likely to expire without being utilized. Therefore, we established valuation allowances on those losses, which resulted in $2.3 million of additional tax expense during the nine months ended September 30, 2007.

We also implemented various foreign reorganizations during the first nine months of 2007 that provide tax savings. As a result, our annual estimated tax expense for 2007 has been lowered, which reduced the effective tax rate for the nine months ended September 30, 2007.

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

During the first nine months of 2007, we recognized $8.2 million of tax benefit primarily due to the settlement of the previously described interest deduction issues in The Netherlands. Therefore, recognition of the remaining January 1, 2007 unrecognized tax benefit would result in a favorable impact to the income tax provision of $1.0 million.

9.    Comprehensive Income

Total comprehensive income and its components, net of related tax, for the three months and nine months ended September 30, 2007 and 2006, were as follows:

(dollars in millions)	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Net earnings	$36.5	$30.7	$97.9	$61.0
Other comprehensive income, net of income taxes:
Derivatives	(1.4)	(0.6)	(0.5)	(1.2)
Net prior service credit	(0.8)	—	(2.3)	—
Net actuarial loss	—	—	0.1	—
Foreign currency translation adjustments	50.4	3.1	114.9	51.3
Comprehensive income	$84.7	$33.2	$210.1	$111.1

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

We are organized based on the end markets we serve. The organization is comprised of the following four reportable segments:

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

10.    Segment Information (continued)

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Industrial and Institutional Services	$451.2	$409.4	$1,292.7	$1,183.3
Energy Services	300.8	267.3	865.0	773.4
Paper Services	188.1	181.5	554.1	536.0
Other	58.1	57.2	166.6	163.1
Net sales	$998.2	$915.4	$2,878.4	$2,655.8

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes and minority interests:

(dollars in millions)	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Segment direct contribution:
Industrial and Institutional Services	$101.4	$98.2	$286.4	$263.3
Energy Services	64.0	58.3	187.0	162.2
Paper Services	30.5	29.0	86.2	82.2
Other	(13.4)	(15.1)	(53.8)	(50.3)
Capital charge elimination	22.0	19.4	63.0	57.5
Total segment direct contribution	204.5	189.8	568.8	514.9
Expenses not allocated to segments:
Administrative expenses	50.9	54.2	156.6	151.7
Amortization of intangible assets	15.6	17.6	46.2	52.4
Business optimization expenses	7.2	3.0	9.5	8.6
Operating earnings	130.8	115.0	356.5	302.2
Other income (expense), net	(1.9)	0.1	(2.2)	(0.6)
Interest income	2.7	2.4	7.2	6.4
Interest expense	(69.1)	(68.9)	(205.6)	(203.3)
Earnings before income taxes and minority interests	$62.5	$48.6	$155.9	$104.7

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

11.    Earnings Per Share (continued)

Basic and diluted earnings per share were calculated as follows:

(in millions)	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Numerator for basic and diluted earnings per share: Net earnings	$36.5	$30.7	$97.9	$61.0
Denominator for basic earnings per share – weighted average common shares outstanding	143.7	143.0	143.9	142.9
Effect of dilutive securities:
Stock purchase warrant	2.8	3.6	3.5	3.7
Share-based compensation plans	0.1	—	0.1	—
Denominator for diluted earnings per share	146.6	146.6	147.5	146.6

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

We have been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at three pending waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. We are also remediating a small ground contamination that we discovered at our plant in Colombia. Our financial contribution to remediate these sites is not expected to be material. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

Our undiscounted reserves for known environmental clean up costs were $1.9 million at September 30, 2007. These environmental reserves represent our current estimate of our proportional clean-up costs (and the cost to remediate the Colombia site) and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

Expenditures for the nine months ended September 30, 2007, relating to environmental compliance and clean up activities, were not significant.

We have been named as a defendant in lawsuits based on claimed supply of allegedly defective or hazardous materials and the claimed presence of hazardous substances at our plants. The plaintiffs in these cases seek damages for alleged personal injury or potential injury resulting from exposure to our products or other chemicals. These matters have had a de minimis impact on our business historically

12.    Contingencies and Litigation (continued)

and we do not anticipate these matters will present any material risk to our business in the future. Notwithstanding, we cannot predict the outcome of any such lawsuits or the involvement we might have in these matters in the future.

On November 27, 2006, the U.K. Health and Safety Executive (‘‘HSE’’) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The summons was re-issued in the Crown Court of Worcester on July 23, 2007. The charge relates to a legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer, H. P. Bulmer Limited, is also charged. Our subsidiary entered a guilty plea to a portion of the charge, exposing non-employees to a health risk, on September 3, 2007. Similarly, our subsidiary’s customer submitted a guilty plea. Our subsidiary will next present to the Crown Court its position as to the cause of the injuries and mitigation statement for any penalty. We have established an accrual in accordance with SFAS No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances. Based on information currently available, we do not believe that the outcome of this matter will have a material impact on our financial position, results of operations or cash flows.

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

13.    Guarantees

No significant guarantees were outstanding at September 30, 2007, other than subsidiary-related performance guarantees.

We had $23.0 million of letters of credit outstanding at September 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement is intended

14.    Recent Accounting Pronouncements (continued)

to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. We are required to adopt SFAS No. 159 as of the beginning of our fiscal year ended December 31, 2008. We are in the process of determining the effects, if any, that adoption of SFAS No. 159 will have on our financial statements.

15.    Subsequent Event

On November 2, 2007, it was announced that Dr. William H. Joyce, our Chairman and Chief Executive Officer, had stated his intention to retire on December 30, 2007. A search for a new CEO has begun, and a committee of independent directors will oversee the search process. The committee will consider both internal and external candidates for the role. Dr. Joyce has committed to work with the Board of Directors and management in transitioning to his successor through March 31, 2008.

At the same time, it was also announced that we had entered into an amended Employment and Consulting Agreement with Dr. Joyce concerning his remaining service as CEO through the remainder of 2007, his consulting services through March 2008, and certain compensation matters. As part of the agreement, Dr. Joyce will receive a grant of nonvested common stock valued at $12.0 million. Vesting of the stock will be subject to certain performance conditions and the Board’s reasonable satisfaction with Dr. Joyce’s assistance and support in the CEO search and transition process. This non-cash, share-based compensation expense to be recognized in the fourth quarter of 2007 will not affect Adjusted EBITDA, which is used to determine compliance with our debt covenants. It will, however, result in a reduction in diluted earnings per share of 5 cents in the fourth quarter of 2007.

The agreement with Dr. Joyce also resolves a disagreement relating to his previously granted equity incentives. Dr. Joyce had believed that his outstanding equity incentives under the Nalco LLC 2004 Unit Plan did not comport with a commitment made to him in connection with his hiring as CEO in 2003.

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

‘‘Safe Harbor’’ Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended September 30, 2007 (the ‘‘Quarterly Report’’) includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘ believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

Executive Level Overview

Third quarter sales grew 9.0% nominally over the year-ago period to $998.2 million. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, sales were up 5.5%. Strong growth in Energy Services and Industrial and Institutional Services (I&IS) more than offset level sales organically in Paper Services and the Other segment.

Net earnings for the quarter ended September 30, 2007 increased 18.9% to $36.5 million from the year-earlier $30.7 million. Diluted earnings per share increased 19.0% to 25 cents from the prior-year 21 cents per share.

Adjusted EBITDA in the quarter grew 6.7% to $195.3 million from the year-earlier $183.1 million. Continued difficulty in Europe combined with segment operating expenses growing faster than sales restrained the level of earnings improvement, even as gross margins improved.

Organic sales improvement varied by segment. Energy Services grew sales 12.5% nominally and 9.5% organically in the quarter, led by double-digit organic improvement in Oil Field Chemicals and by strong single-digit organic growth in both the Downstream and Adomite well service businesses.

Industrial and Institutional Services grew 10.2% nominally and organically at 6.1%. This growth was led by double-digit organic improvement in Asia/Pacific, an Emerging Markets business that includes Eastern Europe, the Middle East and Africa, Food and Beverage North America, a Colloidal Technologies group, and our Global and Pacific Mining businesses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Mining growth in I&IS was aided by the expansion of synfuel business that we expect will cease at the end of 2007. We have noted in previous disclosures that our waste coal agglomeration, or synfuel, business would likely cease at the end of this year as the legislation that provided tax credits supporting this business is set to expire. At current levels and fourth quarter projections, this would reduce expected 2008 sales by roughly $80 million and pre-tax earnings by $22 to $25 million. We do not expect the cessation of this business to result in material exit costs or unabsorbed overhead costs.

Paper Services sales were up 3.6% nominally and 0.4% organically. Organically, the North American and Asian businesses grew modestly, while Latin America and Europe declined slightly. The Latin America organic sales decline was largely the result of sales movements caused by the introduction of new business systems in Brazil.

Other segment sales increased 1.4% nominally, but declined 1.7% organically. Good growth in our Japanese Katayama Nalco joint venture and double-digit growth in India were offset by sales declines as we exited low-margin business.

Viewed regionally, Asia/Pacific sales increased by 9.2% organically, followed by strong North American organic growth of 8.6%. Organic sales were flat in Europe and Latin America. Latin America results were impacted, as had been expected, by introduction of new business systems in Brazil early in the quarter.

Europe continues to be constrained by ongoing internal operational challenges. We have very good people and a good business in Europe. Our problems primarily relate to growth rate. There are also issues we need to work on such as executing on fundamental disciplines and communicating the value we create for customers. David Johnson was named Group Vice President and President, European Operations at the end of the second quarter, and he recently completed relocation to European headquarters.

Gross profit margin improved modestly and, while segment profits improved overall, margins compressed in I&IS and Energy Services from the prior-year period. Margin declines in I&IS were driven by mix and an expansion of sales and service expense beyond the level that the growth would support. A substantial increase in selling expenses in Western Europe has not yet fueled sales growth, further hurting direct contribution margins. Energy Services margins dipped on higher operating expenses. Savings in administrative areas helped increase the Company’s operating margin to 13.1%, up 50 basis points compared to the same period of last year.

In Paper Services, we are making very good strides in rebuilding our North American margins through a combination of good, innovative technology, some incremental pricing and improved management discipline. Late last year, we formed five Expertise Centers in Paper Services. The charter of these centers is to ensure that our best technology is available to our accounts and that our field force is assisted and trained to sell these best practices. The focus for the first half of the year has been our largest market – North America – and this effort has been a key to our success. We expect the globalization of the Expertise Centers to show benefits in Europe, Asia and Latin America in 2008.

Business process optimization expenses in the third quarter were driven by non-cash charges that resulted from some share-based payments to exiting executives. These had not been anticipated at the beginning of the year when we provided guidance on business optimization charges. Because of the non-deductible nature of the charges, our effective tax rate at 38.4% was much higher in the quarter than we had expected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Free Cash Flow was weaker than expected at $99.9 million in the quarter as receivables expanded and we made previously unanticipated pension contributions. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Three Months ended September 30, 2007	Three Months ended September 30, 2006
Net cash provided by operating activities	$124.6	$141.3
Minority interests	(2.0)	(1.7)
Additions to property, plant, and equipment, net	(22.7)	(22.1)
Free cash flow	$99.9	$117.5

Days sales outstanding increased by six days since both the beginning of the year and the year-ago period. Bringing the days outstanding back to year-end levels would increase Free Cash Flow by more than $60 million. Because of systems changes, inventory also increased to somewhat higher-than-expected levels. We expect cash improvement from both accounts receivable and inventory in the fourth quarter.

On August 28, the Internal Revenue Service issued guidance under the Pension Protection Act of 2006 on the funding levels for plans required to maintain the lump sum payment option. Maintaining this option is important to us, in order to assist in retaining experienced sales engineers, district managers, researchers and others who have a tremendous wealth of skill and knowledge. Based on the guidance, we were prompted to move approximately $20 million in pension contributions planned for 2008 into 2007.

We have essentially all but completed our pension and post-retirement funding for the year, and expect to end the year with contributions to these plans at about $40 million above expense levels. This amount is about $20 million more than anticipated when Free Cash Flow guidance was provided at the beginning of the year.

We ended the quarter with $117.9 million in cash on hand, significantly more than the $30-$45 million range at which we had been operating. This additional cash on hand was a matter of timing. We would fully expect to be closer to year-end 2006 levels of cash on hand by the time we get to the end of this year. Among the cash requirements we have in the fourth quarter is a sizable semi-annual interest payment.

Year-to-date results

Sales for the nine months ended September 30, 2007 increased 8.4% from the year-ago period to $2.88 billion, with organic growth contributing 5.2% to the improvement. Energy Services continues to be our primary growth driver with organic sales up 9.0%. I&IS sales increased 5.6% organically and Paper Services grew 0.6% organically. Other segment sales remained relatively flat organically, up just 0.1% despite reasonable growth in India and Japan.

Net earnings increased 60.5% to $97.9 million from $61.0 million and diluted earnings per share improved 57.1% to 66 cents from 42 cents in the first three quarters of 2006.

Year-to-date Adjusted EBITDA rose 9.5% to $533.2 million from $487.1 million in the first nine months of 2006.

Fourth Quarter expectations

Looking forward to the fourth quarter, we believe we may fall somewhat short of reaching our 10% Adjusted EBITDA growth target, particularly given expectations of increased raw materials costs as we move through the fourth quarter. While we are taking actions to increase pricing now, we expect that most of an upcoming new round of pricing will begin taking effect January 1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

We said earlier in the year that the primary risk to hitting our targets in 2007 was a late in the year cost surge that did not provide us time to recover earnings with pricing, with the added cash flow challenge of inflating receivables on the pricing we would be able to capture. While we did not expect this scenario to occur, it is now quite likely that this is what we will see in the fourth quarter.

We still expect to achieve organic sales growth of better than 5%. However, the additional pension funding in the third quarter will restrict Free Cash Flow generation for 2007. In addition, our ability to generate more Free Cash Flow for 2007 than in 2006 is dependent on making good working capital progress in the quarter. The primary source of working capital cash is expected to be from receivables and inventory.

With major adjustments from our Nalco Business Transformation initiative now complete, we expect to see improvement across all areas of working capital. However, we did not gain the traction we expected in the third quarter. It is too early to say we have all our working capital challenges under control, but we clearly expect improvement here.

Retirement of Dr. William H. Joyce

On November 2, 2007, it was announced that Dr. William H. Joyce, our Chairman and Chief Executive Officer, had stated his intention to retire on December 30, 2007. A search for a new CEO has begun, and a committee of independent directors will oversee the search process. The committee will consider both internal and external candidates for the role. Dr. Joyce has committed to work with the Board of Directors and management in transitioning to his successor through March 31, 2008.

At the same time, it was also announced that we had entered into an amended Employment and Consulting Agreement with Dr. Joyce concerning his remaining service as CEO through the remainder of 2007, his consulting services through March 2008, and certain compensation matters. As part of the agreement, Dr. Joyce will receive a grant of nonvested common stock valued at $12.0 million. Vesting of the stock will be subject to certain performance conditions and the Board’s reasonable satisfaction with Dr. Joyce’s assistance and support in the CEO search and transition process. This non-cash, share-based compensation expense to be recognized in the fourth quarter of 2007 will not affect Adjusted EBITDA, which is used to determine compliance with our debt covenants. It will, however, result in a reduction in diluted earnings per share of 5 cents in the fourth quarter of 2007.

The agreement with Dr. Joyce also resolves a disagreement relating to his previously granted equity incentives. Dr. Joyce had believed that his outstanding equity incentives under the Nalco LLC 2004 Unit Plan did not comport with a commitment made to him in connection with his hiring as CEO in 2003.

Results of Operations – Consolidated

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006

Net sales for the three months ended September 30, 2007 were $998.2 million, a 9.0% increase from the $915.4 million reported for the three months ended September 30, 2006. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 5.5%. This growth was largely driven by our North American and Asia/Pacific regions whose organic sales increased 8.6% and 9.2%, respectively. Organic sales in Europe and Latin America were flat, but we had expected that Latin America results would be affected by the introduction of new business systems in Brazil early in the quarter.

Gross profit, defined as the difference between net sales and cost of product sold, of $450.0 million for the three months ended September 30, 2007 increased by $40.8 million, or 10.0%, over the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

$409.2 million for the three months ended September 30, 2006. On an organic basis, gross profit increased by 6.3%. Contributing to the improvement was the impact of higher sales volumes and cost savings. Gross profit margin for the three months ended September 30, 2007 was 45.1% compared to 44.7% for the three months ended September 30, 2006.

Selling, administrative, and research expenses for the three months ended September 30, 2007 of $296.4 million increased $22.8 million, or 8.3%, from $273.6 million for the three months ended September 30, 2006. On an organic basis, selling, administrative, and research expenses increased 4.6%. This was mostly attributable to higher salaries, employee incentives, employee benefits, travel and bad debts. Partly offsetting these changes were lower insurance costs that mostly resulted from a $1.7 million settlement from one of our insurers.

Amortization of intangible assets was $15.6 million and $17.6 million for the three months ended September 30, 2007 and 2006, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $7.2 million for the three months ended September 30, 2007 and $3.0 million for the three months ended September 30, 2006. Current quarter expenses included $5.3 million of non-cash charges that resulted from some share-based payments to exiting executives.

Other income (expense), net was a net expense of $1.9 million for the three months ended September 30, 2007, an unfavorable difference of $2.0 million from the net other income of $0.1 million reported in the year-ago quarter. An unfavorable change in foreign currency transaction gains and losses of $1.5 million contributed to most of the variance, with lower earnings by our affiliate entities accounting for the remainder.

Net interest expense, defined as the combination of interest income and interest expense, of $66.4 million for the three months ended September 30, 2007 decreased by $0.1 million from the $66.5 million reported for the three months ended September 30, 2006. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $1.2 million, and accretion of our senior discount notes was $0.8 million higher than a year ago. The net impact of a lower average debt level and higher interest rates on our variable rate debt compared to the year-ago period offset these increases.

The effective tax rate for the three months ended September 30, 2007 was 38.4%. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and our effective income tax rate for the three months ended September 30, 2006.

Minority interest expense was $0.3 million higher than the $1.7 million for the three months ended September 30, 2006. Nearly all our non-wholly owned subsidiaries reported higher earnings in the current quarter versus last year.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net sales for the nine months ended September 30, 2007 were $2,878.4 million, an increase of 8.4% over the $2,655.8 million reported for the nine months ended September 30, 2006. On an organic basis, net sales were up 5.2%. Overall, growth was reported by all geographic regions, with only marginal improvement in Europe.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,290.0 million for the nine months ended September 30, 2007 rose $114.9 million, or 9.8%, over the $1,175.1 million

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

for the first nine months of 2006. On an organic basis, gross profit increased by 6.5%. Contributing to the improvement was the impact of higher sales volumes and cost savings. Gross profit margin for the nine months ended September 30, 2007 was 44.8% compared to 44.2% for the nine months ended September 30, 2006.

Selling, administrative, and research expenses for the nine months ended September 30, 2007 of $877.8 million increased $65.9 million, or 8.1%, from $811.9 million for the nine months ended September 30, 2006. Organically, selling, administrative, and research expenses increased 4.8%. This was mostly attributable to higher salaries, employee incentives, employee benefits, training, travel, and outside consulting related to our work process redesign initiatives and the rationalization of our legal entity structure. Partly offsetting these changes were lower insurance costs, supplies and bad debt expenses in 2007.

Amortization of intangible assets was $46.2 million and $52.4 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $9.5 million and $8.6 million for the nine months ended September 30, 2007 and 2006, respectively. Current year expenses included $5.3 million of non-cash charges that resulted from some share-based payments to exiting executives.

Other income (expense), net was a net expense of $2.2 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively. The $1.6 million unfavorable difference was mainly attributed to lower earnings by our affiliate entities and other miscellaneous charges, which were partly offset by a favorable change in foreign currency transaction gains and losses of $2.0 million.

Net interest expense, defined as the combination of interest income and interest expense, of $198.4 million for the nine months ended September 30, 2007 increased by $1.5 million from the $196.9 million reported for the nine months ended September 30, 2006. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $3.4 million, and accretion of our senior discount notes was $2.2 million higher than a year ago. The net impact of a lower average debt level and higher interest rates on our variable rate debt compared to the year-ago period partly offset these increases.

The effective tax rate for the nine months ended September 30, 2007 was 33.6%. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

The aforementioned items also contributed to the variation between the U.S. federal statutory income tax rate and our effective income tax rate for the nine months ended September 30, 2006.

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

The nine months ended September 30, 2007 also include two discrete events related to our tax positions in The Netherlands. During the period, we completed consultations with the local tax authority regarding certain interest deductions. The tax authority concluded that the deductions are valid under local law. Therefore, we reversed an existing tax reserve, which resulted in a $7.9 million reduction in tax expense in the nine months ended September 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

In addition, we determined that certain net loss carryforwards in The Netherlands are likely to expire without being utilized. Therefore, we established valuation allowances on those losses, which resulted in $2.3 million of additional tax expense in the nine months ended September 30, 2007.

We also implemented various foreign reorganizations during the first nine months of 2007 that provide tax savings. As a result, our annual estimated tax expense for 2007 has been lowered, which reduced the effective tax rate for the period.

Minority interest expense was $0.4 million higher than the $5.2 million for the nine months ended September 30, 2006. Higher earnings by most of our non-wholly owned subsidiaries, most notably Saudi Arabia and Japan, accounted for the increase.

Results of Operations – Segment Reporting

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006

Net sales by reportable segment for the three months ended September 30, 2007 and September 30, 2006 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2007	September 30, 2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$451.2	$409.4	10.2%	4.1%	—	6.1%
Energy Services	300.8	267.3	12.5%	3.0%	—	9.5%
Paper Services	188.1	181.5	3.6%	3.2%	—	0.4%
Other	58.1	57.2	1.4%	3.1%	—	(1.7)%
Net sales	$998.2	$915.4	9.0%	3.5%	—	5.5%

The Industrial and Institutional Services division reported sales of $451.2 million for the three months ended September 30, 2007, a 10.2% increase over the $409.4 million for the year-ago-period. Organically, sales grew 6.1%. Most of the businesses within the division generated improved performance. Pacific and the North America-based businesses servicing the Mining and Metals and Food, Beverage and Pharmaceutical industries, as well as the Colloidal Technologies group, recorded double-digit sales growth, while notable increases were also made by our North America Power and Institutional businesses and our Emerging Markets business serving Eastern Europe, the Middle East and North Africa. Lower organic sales in Western Europe and businesses supporting the Marine and North America Manufacturing industries partly offset these gains.

The Energy Services division reported sales of $300.8 million for the three months ended September 30, 2007, a 12.5% gain over the $267.3 million for the three months ended September 30, 2006. Organically, sales improved by 9.5%. All businesses within the division reported notable increases.

The Paper Services division reported sales of $188.1 million for the three months ended September 30, 2007, a 3.6% increase over the $181.5 million reported for the third quarter of 2006. Organically, sales grew 0.4% from the year-ago period as a result of new products that were recently introduced to the market. Our Pacific and North America regions reported modest sales growth, while Latin America sales dropped as the implementation of new business processes in Brazil created distractions. Europe reported lower sales again quarter-over-quarter, with internal operational challenges contributing to most of the sales loss.

The ‘‘Other’’ segment reported $58.1 million of sales for the three months ended September 30, 2007, a $0.9 million increase from the year-ago period. Improved performances were reported by our Katayama Nalco joint venture and subsidiary in India, offset by lower sales by our Integrated Channels group.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Direct contribution is defined as the difference between net sales and operating costs, including cost of product sold, selling and service expenses, marketing expenses, research expenses and capital charges. Direct contribution by reportable segment for the three months ended September 30, 2007 and September 30, 2006 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2007	September 30, 2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$101.4	$98.2	3.3%	3.7%	—	(0.4)%
Energy Services	64.0	58.3	9.8%	3.0%	—	6.8%
Paper Services	30.5	29.0	5.2%	3.2%	—	2.0%
Other	(13.4)	(15.1)	10.8%	(3.0)%	—	13.8%

Direct contribution of the Industrial and Institutional Services division was $101.4 million for the three months ended September 30, 2007, an increase of 3.3% over the $98.2 million reported for the three months ended September 30, 2006. Organically, direct contribution dropped 0.4%. Despite increased sales volume, gross margin percentage fell. Operating expenses were up 7.2% organically, mostly due to increased salaries, employee incentives, travel, bad debt expenses, and capital charges which factor in the balance sheet impacts of the division’s customer consigned inventory and receivables.

The Energy Services division reported direct contribution of $64.0 million for the three months ended September 30, 2007, a 9.8% increase over the $58.3 million reported for the year-ago period. On an organic basis, direct contribution increased 6.8%. Higher sales volume and improved margins accounted for the increase. Operating expenses were up 15.1% organically, with the largest increases in salaries, employee incentives, employee benefits, travel expenses, outside services, and capital charges.

The Paper Services division reported direct contribution of $30.5 million for the three months ended September 30, 2007, a 5.2% increase from the direct contribution reported for the three months ended September 30, 2006. Organically, direct contribution increased 2.0% as a result of price gains and changes in product mix. Operating expenses were higher by 4.7% organically. Most of the expense increases were for salaries, employee benefits and travel. Bad debt expenses dropped quarter-over-quarter.

The direct contribution loss of $13.4 million reported in ‘‘Other’’ for the three months ended September 30, 2007, represented a decrease of $1.7 million from the $15.1 million direct contribution loss reported in the third quarter 2006, which was mostly attributable to variations in revenue recognition adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net sales by reportable segment for the nine months ended September 30, 2007 and September 30, 2006 may be compared as follows:

	Nine Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2007	September 30, 2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,292.7	$1,183.3	9.3%	3.7%	—	5.6%
Energy Services	865.0	773.4	11.9%	2.9%	—	9.0%
Paper Services	554.1	536.0	3.4%	2.8%	—	0.6%
Other	166.6	163.1	2.1%	2.0%	—	0.1%
Net sales	$2,878.4	$2,655.8	8.4%	3.2%	—	5.2%

The Industrial and Institutional Services division reported sales of $1,292.7 million for the nine months ended September 30, 2007, a 9.3% increase over the $1,183.3 million for the nine months ended September 30, 2006. On an organic basis, sales rose 5.6%. Most of that growth came from Latin America, Pacific and the North America Mining, Chemical, Institutional and Food, Beverage and Pharmaceutical industries, as well as our Emerging Markets business in Eastern Europe, the Middle East and North Africa, and the Colloidal Technologies group. Lower organic sales in Western Europe, Finishing Technologies, and North America Manufacturing partly offset these gains.

The Energy Services division reported sales of $865.0 million for the nine months ended September 30, 2007, an 11.9% improvement over the $773.4 million for the year-ago-period. Organically, sales increased 9.0%. Both our Upstream oil field production and Downstream businesses accounted for the majority of this increase with strong organic growth. Our Adomite business also reported a more modest organic sales improvement.

The Paper Services division reported sales of $554.1 million for the nine months ended September 30, 2007, a 3.4% increase over the $536.0 million reported for the first nine months of 2006. Organically, sales grew 0.6% from the year-ago period, as Latin America reported impressive growth and more modest growth was posted in the Pacific region. North America sales were flat and European sales declined on an organic basis.

Improved performances by our Katayama Nalco joint venture and subsidiary in India contributed to the 0.1% organic growth in sales reported by the ‘‘Other’’ segment. These increases were offset by lower sales performance by our Integrated Channels group.

Direct contribution by reportable segment for the nine months ended September 30, 2007 and September 30, 2006 may be compared as follows:

	Nine Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2007	September 30, 2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$286.4	$263.3	8.8%	3.6%	—	5.2%
Energy Services	187.0	162.2	15.3%	3.0%	—	12.3%
Paper Services	86.2	82.2	4.9%	2.6%	—	2.3%
Other	(53.8)	(50.3)	(7.1)%	(3.8)%	—	(3.3)%

Direct contribution of the Industrial and Institutional Services division was $286.4 million for the nine months ended September 30, 2007, an improvement of 8.8% over the $263.3 million reported for the year-ago period. Organically, direct contribution improved 5.2%, as increased sales volume contributed to the improvement. Operating expenses were up 5.9% organically, mostly due to increased salaries,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

employee incentives, employee benefits, travel, bad debt expenses, and capital charges, which factor in the balance sheet impacts of the division’s customer consigned inventory and receivables.

The Energy Services division reported direct contribution of $187.0 million for the nine months ended September 30, 2007, a 15.3% increase over the $162.2 million reported for the first nine months of 2006. On an organic basis, direct contribution rose 12.3%. Higher sales volume and improved margins accounted for the increase. Operating expenses were up 10.7% organically, with the largest increases in salaries, employee incentives, employee benefits, travel, bad debt expenses, and capital charges.

The Paper Services division reported direct contribution of $86.2 million for the nine months ended September 30, 2007, a 4.9% increase over the direct contribution reported for the nine months ended September 30, 2006. Organically, direct contribution was up 2.3% as a result of changes in product mix and growth in Latin America. Operating expenses were higher by 5.6% organically. Salaries, employee incentives, employee benefits, training, and travel expenses increased as bad debt expenses decreased.

The direct contribution loss of $53.8 million reported in ‘‘Other’’ for the nine months ended September 30, 2007, represented an increase of $3.5 million from the $50.3 million direct contribution loss reported in the first nine months of 2006, which was mostly attributable to an increase in Supply Chain variances.

Liquidity and Capital Resources

Operating activities.    Historically, our main source of liquidity has been our solid cash flow generated by operating activities. For the nine months ended September 30, 2007, cash provided by operating activities was $195.3 million, a decrease of $7.6 million from the same period last year. The improvement in net earnings was offset by higher contributions to the principal U.S. pension plan, higher working capital usage for receivables, and variable incentive payments made in 2007 as we exceeded our 2006 targets.

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

Investing activities.    Cash used for investing activities was $72.9 million for the nine months ended September 30, 2007, which was mostly attributable to net property additions of $70.3 million.

Cash used for investing activities was $57.6 million for the nine months ended September 30, 2006. This was mostly the result of net property additions of $59.6 million.

Financing activities.    Net cash used for financing activities totaled $45.8 million during the nine months ended September 30, 2007, which was mostly attributable to share repurchases of $37.0 million, common stock dividends of $10.1 million, and term loan repayments of $41.9 million, partly offset by a $50.0 million increase in borrowings against our receivables facility. Upon the expiration of our $100 million receivables facility in June 2007, we entered into a new three-year receivables facility that provides up to $160 million in funding.

On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. Under the program, we have repurchased 1.5 million of our common shares at a cost of $37.0 million through September 30, 2007.

Net cash used for financing activities totaled $133.6 million during the nine months ended September 30, 2006, which was mostly attributable to a net decrease in borrowings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

We are highly leveraged. Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Our primary source of liquidity will continue to be cash flow generated from operations, but we also have availability under a $250 million revolving credit facility and the aforementioned $160 million receivables facility, in each case subject to certain conditions. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

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

At September 30, 2007, the outstanding balance of the term loan A and term loan B facilities was $68.7 million and $887.0 million, respectively.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. At September 30, 2007, no borrowings were outstanding under the revolving credit facility.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries (including Nalco Company) to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain a number of covenants, the most significant being a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at September 30, 2007.

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

Adjusted EBITDA is calculated as follows:

(dollars in millions)	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Net earnings	$36.5	$30.7	$97.9	$61.0
Interest, net	66.4	66.5	198.4	196.9
Income tax provision	24.0	16.2	52.4	38.5
Depreciation	33.0	32.8	97.0	97.5
Amortization	15.6	17.6	46.2	52.4
EBITDA	$175.5	$163.8	$491.9	$446.3
Non-cash charges (1)	12.5	10.7	26.0	26.7
Business optimization expenses (2)	7.2	3.0	9.5	8.6
Unusual items (3)	1.6	6.8	10.9	9.5
Other adjustments (4)	(1.5)	(1.2)	(5.1)	(4.0)
Adjusted EBITDA	$195.3	$183.1	$533.2	$487.1

(1)	Non-cash charges are further detailed on the following table:

(dollars in millions)	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Asset write-offs	$—	$0.3	$—	$1.4
Profit sharing expense and 401(k) funded by Suez	7.3	7.0	20.5	18.8
Other	5.2	3.4	5.5	6.5
Non-cash charges	$12.5	$10.7	$26.0	$26.7

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

(2)	Business optimization expenses include costs associated with the redesign and optimization of work processes. See Note 6 to Item 1 for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

(3)	Unusual items are further detailed on the following table:

(dollars in millions)	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
Pension settlement	$0.1	$—	$0.1	$0.4
Loss (gain) on sales, net of expenses	(0.4)	1.7	0.9	2.3
Other unusual items	1.9	5.1	9.9	6.8
	$1.6	$6.8	$10.9	$9.5
(4)	We are required to make adjustments to EBITDA for franchise taxes and 401(k) matching contributions.

Our covenant levels and ratios for the four quarters ended September 30, 2007 are as follows:

September 30, 2007
	Required	Actual
Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.80x	3.33x
Maximum net debt to Adjusted EBITDA ratio	5.50x	3.78x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.87x

(1)	During 2007, our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 1.80x and a net debt to Adjusted EBITDA ratio at a maximum of 5.50x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.
(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $955.7 million that was outstanding under our term loan facilities as of September 30, 2007) and investments in similar business and other investments equal to 6% of our consolidated assets.

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of September 30, 2007, the aggregate outstanding balance under these local lines of credit was approximately $33.7 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

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

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Based on the terms of this facility and on the criteria described above, as of September 30, 2007, approximately $233.6 million of our accounts receivable balance was considered eligible for financing under the program, of which $150.0 million would have been available for funding. As of September 30, 2007, we had $150.0 million of outstanding borrowings under this facility.

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

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On November 27, 2006, the U.K. Health and Safety Executive (‘‘HSE’’) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The summons was re-issued in the Crown Court of Worcester on July 23, 2007. The charge relates to a legionella outbreak that is claimed to have originated at cooling towers at the subsidiary’s customers. The legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer, H. P. Bulmer Limited, is also charged. Our subsidiary submitted a guilty plea to a portion of the charge, exposing non-employees to a health risk, on September 3, 2007. Similarly, our subsidiary’s customer submitted a guilty plea. Our subsidiary will next present to the Crown Court its position as to the cause of the injuries and a mitigation statement for any penalty. We have established an accrual in accordance with SFAS No. 5, Accounting for Contingencies, that we consider appropriate in the circumstances. Based on information currently available, we do not believe that the outcome of this matter will have a material impact on our financial position, results of operations or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock during the three months ended September 30, 2007:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2007 – July 31, 2007	—	$—	—	$300,000,000
August 1, 2007 – August 31, 2007	981,100	$23.75	981,100	$276,698,517
September 1, 2007 – September 30, 2007	517,800	$26.44	517,800	$263,009,535
Total	1,498,900	$24.68	1,498,900	$263,009,535

(1)	On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. We intend to repurchase all shares under this authorization in open market transactions. There is no set timetable for share repurchases, and the program has no stated expiration date.

Item 6.    Exhibits

(a)	The following are included herein:

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

The registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NALCO HOLDING COMPANY
/s/ BRADLEY J. BELL
Name: Bradley J. Bell
Title: Executive Vice President and Chief Financial Officer

Dated: November 7, 2007