Form 10-Q
period 2008-03-31
Nalco Holding CO
filed 2008-05-02
CIK 1298341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of April 23, 2008, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 141,250,776 shares.

QUARTERLY REPORT ON FORM 10-Q
NALCO HOLDING COMPANY
Quarter Ended March 31, 2008

TABLE OF CONTENTS

Part I. Financial Information

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Nalco Holding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	(Unaudited) March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$100.0	$119.9
Accounts receivable, less allowances of $20.7 in 2008 and $19.5 in 2007	805.7	805.6
Inventories:
Finished products	292.8	268.9
Materials and work in process	86.7	81.5
	379.5	350.4
Prepaid expenses, taxes and other current assets	106.1	112.6
Total current assets	1,391.3	1,388.5
Property, plant, and equipment, net	768.0	762.3
Intangible assets:
Goodwill	2,503.1	2,459.8
Other intangibles, net	1,112.5	1,121.4
Other assets	241.9	246.6
Total assets	$6,016.8	$5,978.6
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$329.3	$316.4
Short-term debt	82.5	130.4
Other current liabilities	305.7	322.5
Total current liabilities	717.5	769.3
Other liabilities:
Long-term debt	3,252.4	3,193.7
Deferred income taxes	309.0	327.5
Accrued pension benefits	319.6	314.4
Other liabilities	228.8	234.7
Minority interest	17.8	21.2
Shareholders’ equity	1,171.7	1,117.8
Total liabilities and shareholders’ equity	$6,016.8	$5,978.6

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Net sales	$999.7	$909.3
Operating costs and expenses:
Cost of product sold	564.4	504.4
Selling, administrative, and research expenses	308.8	287.5
Amortization of intangible assets	13.6	15.2
Business optimization expenses	1.0	—
Total operating costs and expenses	887.8	807.1
Operating earnings	111.9	102.2
Other income (expense), net	(3.0)	(0.3)
Interest income	2.5	2.6
Interest expense	(67.3)	(68.3)
Earnings before income taxes and minority interests	44.1	36.2
Income tax provision	13.5	14.7
Minority interests	(1.4)	(1.9)
Net earnings	$29.2	$19.6
Net earnings per share:
Basic	$0.20	$0.14
Diluted	$0.20	$0.13
Weighted-average shares outstanding (millions):
Basic	141.9	143.6
Diluted	142.8	148.0
Cash dividends declared per share	$0.035	$0.035

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Operating activities
Net earnings	$29.2	$19.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	34.5	31.8
Amortization	13.6	15.2
Amortization of deferred financing costs and accretion of senior discount notes	12.0	11.2
Other, net	11.4	1.3
Changes in operating assets and liabilities	(30.1)	(21.2)
Net cash provided by operating activities	70.6	57.9
Investing activities
Additions to property, plant, and equipment, net	(26.4)	(21.1)
Other, net	(5.6)	0.6
Net cash used for investing activities	(32.0)	(20.5)
Financing activities
Cash dividends	(4.9)	—
Changes in short-term debt, net	(56.0)	(7.5)
Proceeds from long-term debt	10.5	—
Repayments of long-term debt	—	(24.0)
Purchases of treasury stock	(7.6)	—
Other, net	(3.0)	(1.9)
Net cash used for financing activities	(61.0)	(33.4)
Effect of exchange rate changes on cash and cash equivalents	2.5	0.3
Increase (decrease) in cash and cash equivalents	(19.9)	4.3
Cash and cash equivalents at beginning of period	119.9	37.3
Cash and cash equivalents at end of period	$100.0	$41.6

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2008

1.    Description of Business

We are engaged in the worldwide manufacture and sale of highly specialized service chemical programs. This includes production and service related to the sale and application of chemicals and technology used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining, and other industrial processes.

2.    Basis of Presentation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report for Nalco Holding Company and subsidiaries for the fiscal year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ended December 31, 2008.

Certain reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net earnings reported for any period.

3.    Debt

Debt consists of the following:

(dollars in millions)	March 31, 2008	December 31, 2007
Short-term
Checks outstanding and bank overdrafts	$22.2	$14.1
Notes payable to banks	18.9	6.1
Current maturities of long-term debt	13.6	32.4
Unsecured notes, due May 2008	27.8	27.8
Revolving credit facility	—	50.0
	$82.5	$130.4
Long-term
Securitized trade accounts receivable facility	$143.0	$134.0
Term loan A, due November 2009	39.7	64.8
Term loan B, due November 2010	887.0	887.0
Senior notes, due November 2011	981.3	959.6
Senior subordinated notes, due November 2013	781.3	759.6
Senior discount notes, due February 2014	429.9	420.6
Other	3.8	0.5
	3,266.0	3,226.1
Less: Current portion	13.6	32.4
	$3,252.4	$3,193.7

4.    Shareholders’ Equity

Shareholders’ equity consists of the following:

(dollars in millions, except per share amounts)	March 31, 2008	December 31, 2007
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.0l per share; authorized 500,000,000 shares; 146,551,543 and 144,377,068 shares issued at March 31, 2008 and December 31, 2007, respectively	1.4	1.4
Additional paid-in capital	758.7	749.7
Treasury stock, at cost; 5,338,500 shares and 4,588,500 shares at March 31, 2008 and December 31, 2007, respectively	(124.2)	(108.0)
Retained earnings	124.4	100.7
Accumulated other comprehensive income	411.4	374.0
Total shareholders’ equity	$1,171.7	$1,117.8

In November 2004, a warrant to purchase, for $0.01 per share, up to 6,191,854 shares of Nalco Holding Company common stock was issued as part of a dividend to Nalco LLC, our sole stockholder on the record date of the dividend. Nalco LLC exercised warrants to acquire 2,126,650 shares of common stock during the three months ended March 31, 2008. At March 31, 2008, up to 1,414,399 shares of common stock could be purchased by Nalco LLC under the warrant, subject to certain vesting conditions. The amount includes 789,099 shares of common stock that would be required to be deposited into an escrow account under the terms of the warrant. Nalco Holding Company would beneficially own such shares, which would be used solely for the purpose of delivering shares of common stock pursuant to incentive compensation plans.

In July 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. As of December 31, 2007, we had repurchased 4,588,500 shares at a cost of $108.0 million. During the three months ended March 31, 2008, we repurchased an additional 750,000 shares at a cost of $16.2 million. Of that amount, we expended $7.6 million in cash and an additional $8.6 million was reported as a payable on the balance sheet at March 31, 2008, for share repurchases executed in March 2008 and settling in April 2008.

5.    Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months ended March 31, 2008 and 2007 were as follows:

	Pension Benefits		Other Postretirement Benefits
(dollars in millions)	Three Months ended March 31, 2008	Three Months ended March 31, 2007	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Service cost	$6.7	$7.1	$1.3	$1.6
Interest cost	12.2	11.1	2.4	2.2
Expected return on plan assets	(9.2)	(8.2)	—	—
Prior service credit	(0.6)	—	(1.2)	(1.1)
Net actuarial (gain) loss	0.1	0.1	(0.3)	—
Net periodic cost	$9.2	$10.1	$2.2	$2.7

6.    Business Optimization Expenses

We continue to redesign and optimize our business and work processes. Business process optimization expenses, consisting mostly of employee severance and related costs, were $1.0 million for the three

6.    Business Optimization Expenses (continued)

months ended March 31, 2008. Business process optimization expenses were nil for the three months ended March 31, 2007, as employee severance and related costs were offset by the impact of a $0.4 million reduction in the impairment provision for a facility that was held for sale.

7.    Summary of Other Income (Expense)

The components of other income (expense), net for the three months ended March 31, 2008 and 2007, include the following:

(dollars in millions)	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Franchise taxes	$(0.6)	$(0.8)
Equity in earnings of unconsolidated subsidiaries	0.4	0.4
Foreign currency exchange adjustments	(3.0)	(0.2)
Other	0.2	0.3
	$(3.0)	$(0.3)

8.    Income Taxes

Our effective income tax rate was 30.6% for the three months ended March 31, 2008. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the reversal of prior year state valuation allowances and the recovery of certain foreign taxes expensed in prior years. Valuation allowances had been recorded related to state net operating losses with short carryforward periods. Our recent history of taxable income in the U.S. has reasonably assured us that certain of our state loss carryforwards are realizable, and the valuation allowances have been reversed. Other impacts on the effective tax rate, such as the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences combined to result in essentially no impact on the provision for income taxes for the three months ended March 31, 2008.

The incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences contributed to the variation between the U.S. federal statutory income tax rate and our effective income tax rate for the three months ended March 31, 2007.

The effective rate of the provision for income taxes differs from the U.S. federal statutory income tax rate due to the following items:

(dollars in millions)	Three Months ended March 31, 2008	Three Months ended March 31, 2007
U.S. statutory federal tax rate	$15.4	$12.7
Valuation allowances – net	(1.1)	0.1
Foreign tax recoveries	(0.8)	—
Other	—	1.9
Income tax provision	$13.5	$14.7

9.    Comprehensive Income

Total comprehensive income and its components, net of related tax, for the three months ended March 31, 2008 and 2007, were as follows:

(dollars in millions)	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Net earnings	$29.2	$19.6
Other comprehensive income, net of income taxes:
Derivatives	0.7	1.1
Net prior service credit	(1.1)	(0.7)
Net actuarial (gain) loss	(0.2)	0.1
Foreign currency translation adjustments	38.0	15.7
Comprehensive income	$66.6	$35.8

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

We are organized based on the end markets we serve. The organization is comprised of the following reportable segments:

Industrial and Institutional Services   –   This segment serves the global water treatment and process chemical needs of the industrial, institutional, and municipal markets.

Energy Services   –   This segment serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

Paper Services   –   This segment serves the process chemicals and water treatment needs of the global pulp and paper industry.

Other   –   This segment includes the Integrated Channels Group, supply chain activities, standard cost variances, and certain other operating expenses not allocated to a segment.

In 2008, we began reporting the results of our subsidiary in India and the Katayama Nalco joint venture related to the Industrial and Institutional Services segment, the Energy Services segment, and the Paper Services segment with those segments. These results had previously been reported in the Other segment. In addition, certain petrochemical and emerging markets customers that had previously been reported in the Industrial and Institutional Services segment are now included in Energy Services. Amounts for prior periods have been restated to conform with this change in the composition of our segments.

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

10.    Segment Information (continued)

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Industrial and Institutional Services	$428.1	$404.4
Energy Services	346.7	294.4
Paper Services	201.0	186.7
Other	23.9	23.8
Net sales	$999.7	$909.3

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes and minority interests:

(dollars in millions)	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Segment direct contribution:
Industrial and Institutional Services	$81.0	$85.1
Energy Services	75.4	62.0
Paper Services	28.3	26.3
Other	(29.2)	(22.5)
Capital charge elimination	23.5	20.1
Total segment direct contribution	179.0	171.0
Expenses not allocated to segments:
Administrative expenses	52.5	53.6
Amortization of intangible assets	13.6	15.2
Business optimization expenses	1.0	—
Operating earnings	111.9	102.2
Other income (expense), net	(3.0)	(0.3)
Interest income	2.5	2.6
Interest expense	(67.3)	(68.3)
Earnings before income taxes and minority interests	$44.1	$36.2

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans.

11.    Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

11.    Earnings Per Share (continued)

Basic and diluted earnings per share were calculated as follows:

(in millions)	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Numerator for basic and diluted earnings per share: Net earnings	$29.2	$19.6
Mobotec put options	(0.5)	—
Net earnings available to common shareholders	$28.7	$19.6
Denominator for basic earnings per share – weighted average common shares outstanding	141.9	143.6
Effect of dilutive securities:
Stock purchase warrant	0.6	4.3
Share-based compensation plans	0.3	0.1
Denominator for diluted earnings per share	142.8	148.0

In December 2007, we purchased an 87.5% interest in Mobotec USA, Inc. (Mobotec). Concurrent with the purchase, we entered into an agreement with the minority shareholder that provides us with options to purchase the remaining shares of Mobotec. The agreement also provides the minority shareholder with options to sell the remaining shares of Mobotec to us. Since the exercise of the put options is outside of our control, we are required to accrete changes in their redemption value over the period from the date of issuance to the earliest redemption date. Increases in the carrying amount of minority interest related to accretion are charged to retained earnings and are also recognized as an adjustment below net earnings to arrive at net earnings available to common shareholders.

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

We have been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at five waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. We are also remediating a small spill at our plant in Pilar, Argentina. Our financial contribution to remediate these sites is not expected to be material. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

Our undiscounted reserves for known environmental clean up costs were $1.8 million at March 31, 2008. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

12.    Contingencies and Litigation (continued)

Expenditures for the three months ended March 31, 2008, relating to environmental compliance and clean up activities, were not significant.

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

13.    Fair Value Measurements

As stated in Note 15, ‘‘Recent Accounting Pronouncements’’, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, on January 1, 2008, for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually. SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 –	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 –	Observable inputs other than quoted prices in active markets.

Level 3 –	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

13.    Fair Value Measurements (continued)

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

(dollars in millions)	Balance March 31, 2008	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$0.5	$—	$0.5	$—
Natural gas forward contracts	0.9	—	0.9	—
	$1.4	$—	$1.4	$—
Liabilities:
Foreign exchange forward contracts	$5.6	$—	$5.6	$—

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Natural gas forward contracts are valued using NYMEX futures prices for natural gas at the reporting date.

14.    Guarantees

No significant guarantees were outstanding at March 31, 2008, other than subsidiary-related performance guarantees.

We had $23.9 million of letters of credit outstanding at March 31, 2008.

15.    Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. Relative to SFAS No. 157, the FASB has issued FASB Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As required, we adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually. There was no material effect on our financial statements upon adoption. We have not yet determined the impact on our financial statements from adoption of SFAS No. 157 as it pertains to nonfinancial assets and nonfinancial liabilities for our first quarter of 2009.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. We adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006, as required. We will change our measurement date to our December 31 fiscal year end from the current measurement date of November 30 in 2008, as required.

15.    Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment in retained earnings. Subsequent to adopting SFAS No. 159, changes in fair value are recognized in earnings. As required, we adopted SFAS No. 159 as of January 1, 2008; however, we have not elected to change the measurement attribute for any of the permitted items to fair value upon adoption.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for changes in valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions prior to the date of adoption. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS No. 141(R) may have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating SFAS No. 160 and anticipate that it will not have a significant impact on the reporting of our results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required.

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

‘‘Safe Harbor’’ Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended March 31, 2008 (the ‘‘Quarterly Report’’) includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘ believes,’’ ‘‘forecasts,’’ or future or conditional verbs, such as ‘‘will,’’ ‘‘should,’’ ‘‘could’’ or ‘‘may,’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. For further information regarding risk factors, please refer to Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Direct contribution provides investors with the measurement used by our management to evaluate the performance of our segments. We believe EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. We consider the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. We believe Free Cash Flow provides investors with a measure of our ability to generate cash for the optimization of our capital structure.

Direct contribution, EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Direct contribution is reconciled to consolidated earnings before income taxes and minority interests in Note 10 of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The most direct comparable GAAP financial measures of each non-GAAP financial measure, as well as the reconciliation between each non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures below. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

Executive Level Overview

Nalco generated $999.7 million in revenues in the quarter ended March 31, 2008, up 9.9% from the year-earlier $909.3 million. This growth consisted of a currency benefit of 5.7%, organic growth of 5.5%, less an acquisition/divestiture impact of 1.3%. We define organic growth as nominal, or actual, sales growth less the impacts of changes in foreign currency translation rates and acquisitions and divestitures. For the quarter ended March 31, 2008, acquisition/divestiture is the net of sales of Nalco Mobotec, which was acquired in December 2007, offset by the waste coal agglomeration, or synfuel, business that ended with a December 31, 2007 tax code expiration. In the quarter, Nalco Mobotec sales were $6.3 million and the business added slightly to Adjusted EBITDA.

Adjusted EBITDA, which is used to determine compliance with the our debt covenants, increased 8.7% to $165.6 million from prior-year period results of $152.3 million that exclude the now-ended

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

synfuel business. With that synfuel business included, Adjusted EBITDA was $158.0 million in the first quarter of 2007, taking the nominal gain in Adjusted EBITDA to 4.8%.

First quarter 2008 net earnings increased 49.0% to $29.2 million from the prior-year results of $19.6 million. Diluted earnings per share (EPS) gained 53.8% to 20 cents per share from 13 cents in the first quarter of 2007. A lower tax rate in the quarter contributed to our earnings improvement. The 30.6% tax rate in the quarter benefited from one-time tax reductions that were concentrated in the quarter. For the year, we still expect our tax rate to be in the 33%-34% range, with cash tax expectations at about $100 million.

A primary challenge in the quarter was that overall price fell $6 million short of cost even as we have been working to speed the capture of price in rising cost environments. While the three primary segments (Industrial and Institutional Services, Energy Services and Paper Services) collectively captured price ahead of cost in the quarter, this was only because our monthly standard cost adjustments were not fast enough to keep pace with raw material cost increases in the quarter. As a result, $6.5 million in unfavorable raw material purchase price variances were included in our Other segment for the quarter. We have refined this process so that these costs should be reflected immediately in our primary business segment results going forward.

Free Cash Flow, defined as cash from operating activities less capital expenditures and minority interest charges, was $42.8 million for the first quarter 2008. For the prior-year period, Free Cash Flow totaled $34.9 million. Most of the improvement resulted from lower pension contributions in the first quarter 2008 than in the year-ago quarter. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Net cash provided by operating activities	$70.6	$57.9
Minority interests	(1.4)	(1.9)
Additions to property, plant, and equipment, net	(26.4)	(21.1)
Free cash flow	$42.8	$34.9

Working capital was not a source of cash in the quarter. Our Days Sales Outstanding (DSO) increased slightly from December 2007, as modest improvements in bringing down DSO in North America and Europe were offset by higher DSO in Latin America and Asia. Inventory levels grew modestly, but not surprisingly, as we generally have a first quarter inventory build ahead of our summer cooling water season. We maintain our annual cash flow expectations as being in the high $200 million range this year. Capital expenditures are expected to be about $120 million in 2008 and pension funding is expected to be about $20 million above expense levels.

We are reiterating our performance projections for the year, expecting to grow Adjusted EBITDA at an 8% pace from a synfuel-removed base of $707 million. Diluted EPS is projected to improve 35% before giving effect to the benefit of share repurchases.

Despite the rapid change in crude oil prices since our 2007 Annual Report on Form 10-K was published, we still expect the organic impact of product and freight cost changes to increase only slightly from the $100 million range we earlier projected. However, if U.S. economic conditions improve in the coming months and additional demand sources are created for petrochemicals, this number could increase. We would then need to capture added price beyond what we are putting in place today.

We have set six key management priorities for the remainder of 2008:

•	First, we will continue to aggressively push price increases to at least offset cost increases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

•	Second, we will continue working to get Europe turned around. We have just finished the top-level management team changes needed to make this happen, and we believe that we now have the talent, focus and execution in place to get Europe back to positive organic growth by the end of the year.

•	Third, we will enhance growth in Asia and several other emerging geographies. We have clear internal strategic alignment behind what we call a BRIC-plus strategy that will focus a greater portion of resources, including research, on emerging market economies such as China, India, Russia, Brazil, the Middle East, the Caspian and West Africa.

•	Fourth, we will continue to drive high growth in Energy Services by aggressively increasing resources in this business to drive growth in both Upstream and Downstream, with both existing and new technologies.

•	Fifth, we will increase our efforts to accelerate growth in Industrial and Institutional Services (I&IS). Technology will play a key role here as we expand 3D TRASAR® technology to added applications and facilitate the rapid spread of Nalco Mobotec to Power and other customers. We also have some high-growth industries within I&IS that deserve more focus, and we will redirect resources to these markets simultaneous with our efforts to improve our focus on high-growth geographies.

•	Sixth, we will speed technology commercialization across the businesses and the regions. Across our technology portfolio, we need to make bigger bets on the research side and combine that with faster, better-supported commercialization.

Given the size of the opportunity set and our capabilities and potential to deliver value to our customers through cost savings and sustainability improvements through reduced water usage, reduced energy usage, reduced air emissions, and new energy technologies, we are asking ourselves as a management team how we can step up the growth rate and our margins. Doing this will require us to focus more resources on the highest priority opportunities, to develop clear plans and to execute more effectively and consistently. We believe we have taken the first steps toward doing this.

We have great potential to strengthen this Company’s performance and increase its value. But simply knowing that growth potential exists is easy. Now we need to deliver on this potential over time and demonstrate our ability to increase profitable growth.

Results of Operations – Consolidated

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007

Net sales for the three months ended March 31, 2008 were $999.7 million, a 9.9% increase from the $909.3 million reported for the three months ended March 31, 2007. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 5.5%. On a geographic basis, North America, Asia and Latin America reported organic growth of 11.0%, 7.7% and 4.2%, respectively. Sales in the Europe, Africa, and Middle East (EAME) region were down 4.2% organically, which was primarily driven by declining business in mature Energy markets.

Gross profit, defined as the difference between net sales and cost of product sold, of $435.3 million for the three months ended March 31, 2008 increased by $30.4 million, or 7.5%, over the $404.9 million for the three months ended March 31, 2007. On an organic basis, gross profit increased by 2.3%. Contributing to the improvement were cost savings and higher sales volumes. Gross profit margin for the three months ended March 31, 2008 was 43.5% compared to 44.5% for the three months ended March 31, 2007.

Selling, administrative, and research expenses for the three months ended March 31, 2008 of $308.8 million rose $21.3 million, or 7.4%, from $287.5 million for the year-ago period. On an organic

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

basis, selling, administrative, and research expenses increased 1.1%. This was mostly attributable to higher salaries and travel. Lower insurance costs and outside consulting for work process redesign initiatives and the rationalization of our legal entity structure partly offset these increases. The decrease in insurance costs resulted from the receipt of a claim recovery.

Amortization of intangible assets was $13.6 million and $15.2 million for the three months ended March 31, 2008 and 2007, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $1.0 million for the three months ended March 31, 2008 and nil for the three months ended March 31, 2007. Employee severance and related cost in the three months ended March 31, 2007 were offset by the impact of a $0.4 million reduction in the impairment provision for a facility that was held for sale.

Other income (expense), net was a net expense of $3.0 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. The increase was mostly attributable to a $2.8 million unfavorable change in foreign currency transaction gains and losses resulting from the continued weakening of the U.S. dollar versus the euro and other currencies.

Net interest expense, defined as the combination of interest income and interest expense, of $64.8 million for the three months ended March 31, 2008 decreased by $0.9 million from the $65.7 million reported for the three months ended March 31, 2007. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $1.8 million, and accretion of our senior discount notes was $0.8 million higher than a year ago. However, these increases were more than offset by the net impact of lower interest rates on our variable rate debt and a slightly higher average debt level compared to the year-ago period.

The effective tax rate for the three months ended March 31, 2008 was 30.6%. The rate varies from the U.S. federal statutory income tax rate of 35% primarily due to the reversal of prior year state valuation allowances and the recovery of certain foreign taxes expensed in prior years. Other impacts on the effective tax rate, such as the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences combined to result in essentially no impact on the provision for income taxes for the three months ended March 31, 2008.

The incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences contributed to the variation between the U.S. federal statutory income tax rate and our effective income tax rate for the three months ended March 31, 2007.

Minority interest expense was $0.5 million lower than the $1.9 million for the three months ended March 31, 2007. This change was mostly attributable to lower earnings reported by our Katayama Nalco joint venture in Japan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Results of Operations – Segment Reporting

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007

Net sales by reportable segment for the three months ended March 31, 2008 and March 31, 2007 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	March 31, 2008	March 31, 2007	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$428.1	$404.4	5.8%	6.5%	(3.0)%	2.3%
Energy Services	346.7	294.4	17.8%	4.2%	—	13.6%
Paper Services	201.0	186.7	7.7%	6.3%	—	1.4%
Other	23.9	23.8	0.3%	8.0%	—	(7.7)%
Net sales	$999.7	$909.3	9.9%	5.7%	(1.3)%	5.5%

The Industrial and Institutional Services division reported sales of $428.1 million for the three months ended March 31, 2008, a 5.8% increase over the $404.4 million for the year-ago-period. Sales grew 2.3% organically, as broad growth in Asia and gains in North America, led by the Food and Beverage and Power businesses, were partly offset by a modest decline in the EAME region, most notably to Chemicals customers. The 3.0% decrease in sales from acquisitions/divestitures was attributable to our now-ended waste coal agglomeration (synfuel) business, partly offset by sales of Nalco Mobotec, which was acquired in December 2007.

The Energy Services division reported sales of $346.7 million for the three months ended March 31, 2008, a 17.8% gain over the $294.4 million for the three months ended March 31, 2007. Organically, sales rose 13.6%, as double-digit gains were posted by our Oilfield and Downstream businesses, and a more modest improvement was reported by our Adomite business. Organic growth was strongest in North America on continued strong domestic demand and export sales to West Africa operations, but sales declined in Europe due to lower sales in mature markets.

The Paper Services division reported sales of $201.0 million for the three months ended March 31, 2008, a 7.7% increase over the $186.7 million reported for the first quarter of 2007. Sales were up 1.4% organically, with modest improvements in all regions except EAME.

The 7.7% organic decrease in sales in our Other segment was mostly attributable to the Integrated Channels Group in North America and Europe.

Direct contribution by reportable segment for the three months ended March 31, 2008 and March 31, 2007 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	March 31, 2008	March 31, 2007	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$81.0	$85.1	(4.9)%	6.8%	(6.7)%	(5.0)%
Energy Services	75.4	62.0	21.6%	4.8%	—	16.8%
Paper Services	28.3	26.3	7.7%	7.6%	—	0.1%
Other	(29.2)	(22.5)	(30.0)%	(4.0)%	—	(26.0)%

Direct contribution of the Industrial and Institutional Services division was $81.0 million for the three months ended March 31, 2008, a decrease of 4.9% from the $85.1 million reported for the three months ended March 31, 2007. Organically, direct contribution was down 5.0% as a result of lower gross earnings, primarily due to decreased sales volumes in Europe and changes in product mix.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Operating expenses were flat on an organic basis. The 6.7% decrease in direct contribution from acquisitions/divestitures was mostly attributable to the expiration of our synfuel business at the end of 2007.

The Energy Services division reported direct contribution of $75.4 million for the three months ended March 31, 2008, a 21.6% increase over the $62.0 million reported for the year-ago period. On an organic basis, direct contribution increased 16.8% on the strength of higher sales volumes. The improvement was also partly due to unfavorable standard cost variances that were included in the Other segment in the first quarter of 2008. Operating expenses were up 10.7% organically, with the largest increases in salaries, employee benefits, commissions and travel expenses to support the growth in business.

The Paper Services division reported direct contribution of $28.3 million for the three months ended March 31, 2008, a 7.7% increase over the direct contribution reported for the first quarter of 2007. Organically, direct contribution was flat, as a slight improvement in gross earnings due to changes in product mix was offset by a modest increase in operating expenses, primarily salaries and commissions. Unfavorable standard cost variances captured in the Other segment also aided results in the first quarter of 2008.

The direct contribution loss of $29.2 million reported in Other for the three months ended March 31, 2008 represented a $6.7 million increase from the $22.5 million direct contribution loss reported in the first quarter 2007, which was mostly attributable to an unfavorable change in raw material purchase price variances not allocated to the divisions.

Liquidity and Capital Resources

Operating activities.    Historically, our main source of liquidity has been our solid cash flow generated by operating activities. For the three months ended March 31, 2008, cash provided by operating activities was $70.6 million, an increase of $12.7 million over the same period last year. The improvement was mainly attributable to the $9.6 million increase in net earnings and lower pension funding requirements, partly offset by an $8.9 million increase in cash used for working capital.

Investing activities.    Cash used for investing activities was $32.0 million for the three months ended March 31, 2008, which was mostly the result of net property additions of $26.4 million and the acquisition of Veranum Tempus Engenharia for $2.4 million.

Cash used for investing activities was $20.5 million for the three months ended March 31, 2007. This was mostly the result of net property additions of $21.1 million.

Financing activities.    A net decrease in borrowings of $45.5 million that included the repayment of $50.0 million of borrowings against our revolving credit facility, purchases of treasury stock of $7.6 million, and cash dividends of $4.9 million accounted for most of the $61.0 million of net cash used for financing activities for the three months ended March 31, 2008.

Net cash used for financing activities totaled $33.4 million during the three months ended March 31, 2007, which was mostly attributable to a net decrease in borrowings.

Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Our primary source of liquidity will continue to be cash flow generated from operations. As of March 31, 2008, we also had $250.0 million of borrowing capacity available under a revolving credit facility (excluding $23.9 million of outstanding standby letters of credit), subject to certain conditions. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

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

At March 31, 2008, the outstanding balance of the term loan A and term loan B facilities was $39.7 million and $887.0 million, respectively.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. At March 31, 2008, no borrowings were outstanding under the revolving credit facility.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries’ ability, including Nalco Company, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at March 31, 2008.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Adjusted EBITDA is calculated as follows:

(dollars in millions)	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Net earnings	$29.2	$19.6
Interest, net	64.8	65.7
Income tax provision	13.5	14.7
Depreciation	34.5	31.8
Amortization	13.6	15.2
EBITDA	$155.6	$147.0
Non-cash charges (1)	9.2	9.5
Business optimization expenses (2)	1.0	—
Unusual items (3)	2.3	3.6
Other adjustments (4)	(2.5)	(2.1)
Adjusted EBITDA	$165.6	$158.0

(1)	Non-cash charges are further detailed on the following table:

(dollars in millions)	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Profit-sharing expense and 401(k) funded by Suez	$8.2	$6.7
Other	1.0	2.8
Non-cash charges	$9.2	$9.5

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

(2)	Business optimization expenses include costs associated with the redesign and optimization of work processes. See Note 6 to Item 1 for more information.

(3)	Unusual items are further detailed on the following table:

(dollars in millions)	Three Months ended March 31, 2008	Three Months ended March 31, 2007
Loss on sales, net of expenses	$0.8	$0.2
Other unusual items	1.5	3.4
Unusual items	$2.3	$3.6
(4)	We are required to make adjustments to EBITDA for franchise taxes and 401(k) matching contributions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(continued)

Our covenant levels and ratios for the four quarters ended March 31, 2008 are as follows:

March 31, 2008
	Required	Actual
Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.85x	3.41x
Maximum net debt to Adjusted EBITDA ratio	5.25x	3.80x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.92x

(1)	During 2008, our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 1.85x and a net debt to Adjusted EBITDA ratio at a maximum of 5.25x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.
(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $926.7 million that was outstanding under our term loan facilities as of March 31, 2008) and investments in similar business and other investments equal to 6% of Nalco Holding Company consolidated assets.

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of March 31, 2008, the aggregate outstanding balance under these local lines of credit was approximately $44.2 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility.    Nalco Company entered into a three-year receivables facility on June 22, 2007 that provides up to $160 million in funding from a commercial paper conduit sponsored by Bank of America, N.A., one of the lenders under Nalco Company’s senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

Availability of funding under the receivables facility in a given month depends primarily upon the outstanding trade accounts receivable balance at the end of the previous month. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. As of March 31, 2008, we had $143.0 million of outstanding borrowings under this facility, based on the amount of receivables eligible for financing as of February 29, 2008.

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

There have been no material changes to our exposures to market risk since December 31, 2007.

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock during the three months ended March 31, 2008:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
January 1, 2008 – January 31, 2008	—	$—	—	$192,004,538
February 1, 2008 – February 29, 2008	—	$—	—	$192,004,538
March 1, 2008 – March 31, 2008	750,000	$21.65	750,000	$175,770,562
Total	750,000	$21.65	750,000	$175,770,562

(1)	On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. We intend to repurchase all shares under this authorization in open market transactions. There is no set timetable for share repurchases, and the program has no stated expiration date.
(2)	For the quarter ended March 31, 2008, we expended $7.6 million in cash for the repurchase of shares. An additional $8.6 million was reported as a payable on the balance sheet at March 31, 2008 for share repurchases executed in March 2008 and settling in April 2008.

Item 6.    Exhibits

(a)	The following are included herein:

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Segment Information – 2007 Results Reclassified to Conform with 2008 Presentation

SIGNATURE

The registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NALCO HOLDING COMPANY
/s/ BRADLEY J. BELL
Name:	Bradley J. Bell
Title:	Executive Vice President and Chief Financial Officer

Dated: May 2, 2008