Form 10-Q
period 2008-06-30
Nalco Holding CO
filed 2008-08-01
CIK 1298341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐  No ☒

As of July 22, 2008, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 140,786,530 shares.

QUARTERLY REPORT ON FORM 10-Q
NALCO HOLDING COMPANY
Quarter Ended June 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Nalco Holding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	(Unaudited)
	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$86.2	$119.9
Accounts receivable, less allowances of $23.8 in 2008 and $19.5 in 2007	811.9	805.6
Inventories:
Finished products	328.8	268.9
Materials and work in process	107.4	81.5

	436.2	350.4
Prepaid expenses, taxes and other current assets	100.9	112.6

Total current assets	1,435.2	1,388.5
Property, plant, and equipment, net	771.9	762.3
Intangible assets:
Goodwill	2,488.2	2,459.8
Other intangibles, net	1,122.2	1,121.4
Other assets	215.8	246.6

Total assets	$6,033.3	$5,978.6

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$357.9	$316.4
Short-term debt	90.8	130.4
Other current liabilities	300.5	322.5

Total current liabilities	749.2	769.3
Other liabilities:
Long-term debt	3,241.9	3,193.7
Deferred income taxes	268.3	327.5
Accrued pension benefits	322.6	314.4
Other liabilities	220.2	234.7
Minority interest	19.0	21.2
Shareholders’ equity	1,212.1	1,117.8

Total liabilities and shareholders’ equity	$6,033.3	$5,978.6

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net sales	$1,066.3	$970.9	$2,066.0	$1,880.2
Operating costs and expenses:
Cost of product sold	594.9	537.5	1,159.3	1,041.9
Selling, administrative, and research expenses	332.2	292.2	641.0	579.7
Amortization of intangible assets	15.9	15.4	29.5	30.6
Business optimization expenses	1.4	2.3	2.4	2.3

Total operating costs and expenses	944.4	847.4	1,832.2	1,654.5

Operating earnings	121.9	123.5	233.8	225.7
Other income (expense), net	(4.3)	—	(7.3)	(0.3)
Interest income	2.0	1.9	4.5	4.5
Interest expense	(64.7)	(68.2)	(132.0)	(136.5)

Earnings before income taxes and minority interests	54.9	57.2	99.0	93.4
Income tax provision	9.0	13.7	22.5	28.4
Minority interests	(1.7)	(1.7)	(3.1)	(3.6)

Net earnings	$44.2	$41.8	$73.4	$61.4

Net earnings per share:
Basic	$0.32	$0.29	$0.52	$0.43

Diluted	$0.31	$0.28	$0.51	$0.41

Weighted-average shares outstanding (millions):
Basic	141.4	144.4	141.7	144.0

Diluted	142.2	148.0	142.5	148.0

Cash dividends declared per share	$0.035	$0.035	$0.07	$0.07

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Six Months	Six Months
	ended	ended
	June 30, 2008	June 30, 2007

Operating activities
Net earnings	$73.4	$61.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	69.9	64.0
Amortization	29.5	30.6
Amortization of deferred financing costs and accretion of senior discount notes	23.8	22.3
Other, net	1.7	(10.4)
Changes in operating assets and liabilities	(64.6)	(97.2)

Net cash provided by operating activities	133.7	70.7

Investing activities
Additions to property, plant, and equipment, net	(61.9)	(47.6)
Other, net	(14.0)	(1.0)

Net cash used for investing activities	(75.9)	(48.6)

Financing activities
Cash dividends	(9.9)	(5.0)
Changes in short-term debt, net	(61.2)	(8.3)
Proceeds from long-term debt	3.1	48.8
Repayments of long-term debt	(0.7)	(24.0)
Purchases of treasury stock	(21.7)	—
Other, net	(3.9)	(4.1)

Net cash provided by (used for) financing activities	(94.3)	7.4
Effect of exchange rate changes on cash and cash equivalents	2.8	1.8

Increase (decrease) in cash and cash equivalents	(33.7)	31.3
Cash and cash equivalents at beginning of period	119.9	37.3

Cash and cash equivalents at end of period	$86.2	$68.6

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2008

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ended December 31, 2008.

Certain minor reclassifications have been made to the prior year data to conform to the current year presentation which had no effect on net earnings reported for any period.

3.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. Relative to SFAS No. 157, the FASB has issued FASB Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As required, we adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually. There was no material effect on our financial statements upon adoption. We do not expect a material impact on our financial statements from adoption of SFAS No. 157 as it pertains to nonfinancial assets and nonfinancial liabilities for our first quarter of 2009.

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

3.	Recent Accounting Pronouncements (continued)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and

3.	Recent Accounting Pronouncements (continued)

disclosures about credit-risk-related contingent features in derivative agreements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Early application is encouraged, as are comparative disclosures for earlier periods, but neither are required.

4.	Debt

Debt consists of the following:

	June 30,	December 31,
(dollars in millions)	2008	2007

Short-term
Checks outstanding and bank overdrafts	$31.3	$14.1
Notes payable to banks	27.3	6.1
Current maturities of long-term debt	22.2	32.4
Unsecured notes, due May 2008	—	27.8
Revolving credit facility	10.0	50.0

	$90.8	$130.4

Long-term
Securitized trade accounts receivable facility	$137.0	$134.0
Term loan A, due November 2009	39.5	64.8
Term loan B, due November 2010	887.0	887.0
Senior notes, due November 2011	980.2	959.6
Senior subordinated notes, due November 2013	780.2	759.6
Senior discount notes, due February 2014	439.3	420.6
Other	0.9	0.5

	3,264.1	3,226.1
Less: Current portion	22.2	32.4

	$3,241.9	$3,193.7

5.	Shareholders’ Equity

Shareholders’ equity consists of the following:

	June 30,	December 31,
(dollars in millions, except per share amounts)	2008	2007

Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.0l per share; authorized 500,000,000 shares; 146,764,030 and 144,377,068 shares issued at June 30, 2008 and December 31, 2007, respectively	1.4	1.4
Additional paid-in capital	761.2	749.7
Treasury stock, at cost; 5,977,500 shares and 4,588,500 shares at June 30, 2008 and December 31, 2007, respectively	(138.4)	(108.0)
Retained earnings	163.1	100.7
Accumulated other comprehensive income	424.8	374.0

Total shareholders’ equity	$1,212.1	$1,117.8

In November 2004, a warrant to purchase, for $0.01 per share, up to 6,191,854 shares of Nalco Holding Company common stock was issued as part of a dividend to Nalco LLC, our sole stockholder on the record date of the dividend. Nalco LLC exercised warrants to acquire 2,126,650 shares of common stock during the six months ended June 30, 2008. At June 30, 2008, up to 1,414,399 shares of common stock could be purchased by Nalco LLC under the warrant, subject to certain vesting conditions. The amount includes 789,099 shares of common stock that would be required to be deposited into an

5.	Shareholders’ Equity (continued)

escrow account under the terms of the warrant. Nalco Holding Company would beneficially own such shares, which would be used solely for the purpose of delivering shares of common stock pursuant to incentive compensation plans.

In July 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. As of December 31, 2007, we had repurchased 4,588,500 shares at a cost of $108.0 million. During the six months ended June 30, 2008, we repurchased an additional 1,389,000 shares at a cost of $30.4 million. Of that amount, we expended $21.7 million in cash and an additional $8.7 million was reported as a payable on the balance sheet at June 30, 2008, for share repurchases executed in June 2008 and settling in July 2008.

6.	Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months and six months ended June 30, 2008 and 2007 were as follows:

	Pension Benefits
	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2008	2007	2008	2007

Service cost	$6.4	$7.1	$13.1	$14.2
Interest cost	12.2	11.4	24.4	22.5
Expected return on plan assets	(9.7)	(8.6)	(18.9)	(16.8)
Prior service (credit) cost	(0.5)	0.1	(1.1)	0.1
Net actuarial loss	0.1	0.2	0.2	0.3

Net periodic cost	$8.5	$10.2	$17.7	$20.3

	Other Postretirement Benefits
	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
(dollars in millions)	2008	2007	2008	2007

Service cost	$0.9	$1.1	$2.2	$2.7
Interest cost	2.0	1.9	4.4	4.1
Prior service credit	(1.2)	(1.3)	(2.4)	(2.4)
Net actuarial gain	(1.0)	(0.1)	(1.3)	(0.1)

Net periodic cost	$0.7	$1.6	$2.9	$4.3

7.	Business Optimization Expenses

We continue to redesign and optimize our business and work processes. Business process optimization expenses, consisting mostly of employee severance and related costs, were $1.4 million and $2.3 million for the three months ended June 30, 2008 and 2007, respectively. Business process optimization expenses were $2.4 million for the six months ended June 30, 2008 and $2.3 million for the six months ended June 30, 2007, as employee severance and related costs were partly offset by the impact of a $0.4 million reduction in the impairment provision for a facility that was held for sale.

8.	Summary of Other Income (Expense)

The components of other income (expense), net for the three months and six months ended June 30, 2008 and 2007, include the following:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
(dollars in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Franchise taxes	$(0.7)	$(0.8)	$(1.3)	$(1.6)
Equity in earnings of unconsolidated subsidiaries	0.5	0.5	0.9	0.9
Foreign currency exchange adjustments	(2.4)	0.7	(5.4)	0.5
Other	(1.7)	(0.4)	(1.5)	(0.1)

	$(4.3)	$—	$(7.3)	$(0.3)

9.	Income Taxes

The income tax provision for the three months and six months ended June 30, 2008 was favorably impacted by the recognition of benefits related to certain U.S. foreign tax credits, and unfavorably impacted by the proposed settlement of the U.S. federal tax audit of years 2003 and 2004, as well as the creation of valuation allowances related to the realization of a deductible temporary difference and net operating loss carryforwards in the U.K. The income tax provision also varies from the U.S. federal statutory income tax rate of 35% primarily due to the reversal of prior year state valuation allowances, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

Since our sale by Suez S.A. in November 2003, we have incurred incremental tax expense for foreign withholding taxes that we were able to deduct, but not credit for U.S. federal tax purposes. We have completed a restructuring that combined with increased U.S. taxable income results in the ability to convert the previously deducted foreign withholding taxes into U.S. foreign tax credits. The recognition of this benefit lowered the tax provision by $40.1 million in the three months and six months ended June 30, 2008.

The Internal Revenue Service (the Service) had previously concluded its examination of the consolidated federal income tax returns of our subsidiary, Nalco Company and Nalco Company’s subsidiaries for the years 2003 and 2004. The Service had originally proposed to disallow deductions totaling $116.2 million relating to debt issuance costs and consulting fees, some of which amortize through 2011. We believed the expenditures to be valid tax deductions. During the current quarter, the Service offered to reduce the disallowance to $5.8 million and close the audit. We intend to accept the offer, which caused the recognition of $2.2 million of additional federal and state tax expense in the three months and six months ended June 30, 2008.

We have a net operating loss carryforward in the U.K. of approximately $32.9 million ($9.2 million tax effect) that does not expire. In addition, we have a net deferred tax asset in the U.K. primarily related to $40.0 million of future tax deductions ($11.2 million tax effect) for pension contributions. A valuation allowance of $72.9 million ($20.4 million tax effect) was established in the second quarter of 2008, due to a lack of profitability in recent years.

9.	Income Taxes (continued)

The effective rate of the provision for income taxes differs from the U.S. statutory tax rate due to the following items:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
(dollars in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

U.S. statutory tax rate	$19.2	$20.0	$34.6	$32.7
Foreign tax credits	(40.1)	—	(40.1)	—
U.K. valuation allowances	20.4	—	20.4	—
U.S. audit	2.2	—	2.5	—
Other	7.3	(6.3)	5.1	(4.3)

Income tax provision	$9.0	$13.7	$22.5	$28.4

10.	Comprehensive Income

Total comprehensive income and its components, net of related tax, for the three months and six months ended June 30, 2008 and 2007, were as follows:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
(dollars in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net earnings	$44.2	$41.8	$73.4	$61.4
Other comprehensive income, net of income taxes:
Derivatives	0.6	(0.2)	1.3	0.9
Net prior service credit	(1.2)	(0.8)	(2.3)	(1.5)
Net actuarial (gain) loss	(0.9)	—	(1.1)	0.1
Foreign currency translation adjustments	14.9	48.8	52.9	64.5

Comprehensive income	$57.6	$89.6	$124.2	$125.4

11.	Segment Information

We operate four reportable segments:

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

Other – This segment includes the Integrated Channels Group, revenue recognition adjustments, supply chain activities, standard cost variances, and certain other operating expenses not allocated to a segment.

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

11.	Segment Information (continued)

Amounts for prior periods have been restated to conform with this change in the composition of our segments.

We evaluate the performance of our segments based on “direct contribution”, which is defined as net sales, less cost of product sold (excluding variances to standard costs), selling and service expenses, marketing expenses, research expenses and “capital charges” directly attributable to each segment. Each segment is assessed an internal non-GAAP “capital charge” based on trade accounts receivable, inventories and equipment specifically identifiable to the segment. The capital charges included in each segment’s direct contribution are eliminated to arrive at our consolidated direct contribution. There are no intersegment revenues.

Net sales by reportable segment were as follows:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
(dollars in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Industrial and Institutional Services	$474.8	$432.5	$902.9	$836.9
Energy Services	363.0	316.9	709.7	611.3
Paper Services	203.0	194.8	404.0	381.5
Other	25.5	26.7	49.4	50.5

Net sales	$1,066.3	$970.9	$2,066.0	$1,880.2

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes and minority interests:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
(dollars in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Segment direct contribution:
Industrial and Institutional Services	$96.1	$93.6	$177.1	$178.7
Energy Services	72.4	74.5	147.8	136.5
Paper Services	24.3	31.9	52.6	58.2
Other	(24.6)	(27.2)	(53.8)	(49.7)
Capital charge elimination	24.6	20.9	48.1	41.0

Total segment direct contribution	192.8	193.7	371.8	364.7
Expenses not allocated to segments:
Administrative expenses	53.6	52.5	106.1	106.1
Amortization of intangible assets	15.9	15.4	29.5	30.6
Business optimization expenses	1.4	2.3	2.4	2.3

Operating earnings	121.9	123.5	233.8	225.7
Other income (expense), net	(4.3)	—	(7.3)	(0.3)
Interest income	2.0	1.9	4.5	4.5
Interest expense	(64.7)	(68.2)	(132.0)	(136.5)

Earnings before income taxes and minority interests	$54.9	$57.2	$99.0	$93.4

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

Basic and diluted earnings per share were calculated as follows:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
(in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Numerator for basic and diluted earnings per share:
Net earnings	$44.2	$41.8	$73.4	$61.4

Denominator for basic earnings per share – weighted average common shares outstanding	141.4	144.4	141.7	144.0
Effect of dilutive securities:
Stock purchase warrant	0.6	3.5	0.6	3.9
Share-based compensation plans	0.2	0.1	0.2	0.1

Denominator for diluted earnings per share	142.2	148.0	142.5	148.0

13.	Contingencies and Litigation

Various claims, lawsuits and administrative proceedings are pending or threatened against us, arising from the ordinary course of business with respect to commercial, contract, intellectual property, product liability, employee, environmental and other matters. Historically, these matters have not had a material impact on our consolidated financial position, and the resolution of those proceedings is not expected to have a material effect on our results of operations, financial condition or cash flows. However, we cannot predict the outcome of any litigation or the potential for future litigation.

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

Our undiscounted reserves for known environmental clean up costs were $1.8 million at June 30, 2008. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position. Expenditures for the six months ended June 30, 2008, relating to environmental compliance and clean up activities, were not significant.

We have been named as a defendant in lawsuits based on claimed involvement in the supply of allegedly defective or hazardous materials and the claimed presence of hazardous substances at our plants. We have also been named as a defendant in lawsuits where our products have not caused

13.	Contingencies and Litigation (continued)

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

On November 27, 2006, the U.K. Health and Safety Executive (“HSE”) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The summons was re-issued in the Crown Court of Worcester on July 23, 2007. The charge relates to a Legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The Legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer, H. P. Bulmer Limited, is also charged. Our subsidiary entered a guilty plea to a portion of the charge, exposing non-employees to a health risk, on September 3, 2007. Similarly, our subsidiary’s customer submitted a guilty plea. On July 1, 2008, the Crown Court issued a penalty of £300,000 ($0.6 million) and court costs of £50,000 ($0.1 million) against our subsidiary relating to this violation. An identical penalty was issued against the subsidiary’s customer.

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

14.	Fair Value Measurements

As stated in Note 3, “Recent Accounting Pronouncements”, we adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008, for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually. SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 –	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 –	Observable inputs other than quoted prices in active markets.

Level 3 –	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

14.	Fair Value Measurements (continued)

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance
	June 30,
(dollars in millions)	2008	Level 1	Level 2	Level 3

Assets:
Foreign exchange forward contracts	$0.1	$—	$0.1	$—
Natural gas forward contracts	1.3	—	1.3	—

	$1.4	$—	$1.4	$—

Liabilities:
Foreign exchange forward contracts	$4.0	$—	$4.0	$—

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Natural gas forward contracts are valued using NYMEX futures prices for natural gas at the reporting date.

15.	Guarantees

No significant guarantees were outstanding at June 30, 2008, other than subsidiary-related performance guarantees.

We had $21.5 million of letters of credit outstanding at June 30, 2008.

16.	Subsequent Event

On July 25, 2008, we announced that we had entered into a definitive agreement to sell our Finishing Technologies surface treatment business to Rockwood Holdings for $75.0 million. A plant in Jackson, Michigan, dedicated to the Finishing Technologies business, is included in the sale, along with dedicated Finishing Technologies sales, service, marketing, research and supply chain employees. The transaction is expected to close prior to the end of the third quarter, following regulatory approval, and result in an after-tax gain that will increase diluted earnings per share by an estimated 29 cents per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Key financial highlights for the second quarter 2008 include:

•	Second quarter 2008 revenues of $1,066.3 million increased 9.8% over second quarter 2007 revenues of $970.9 million. This increase consisted of organic growth of 5.7%, a currency benefit of 5.4%, less an acquisition/divestiture impact of 1.3%. We define organic growth as nominal, or actual, sales growth less the impacts of changes in foreign currency translation rates and acquisitions and divestitures.

•	We experienced increases in product and freight costs approximating $36 million in the second quarter of 2008 over the prior-year period, but these were largely offset with price increases of about $29 million.

•	The effective tax rate dropped to 16.4% for the second quarter of 2008 from 24.0% for the year-ago quarter, as a result of recognizing federal tax benefits for the expected utilization of foreign tax credit carryforwards generated in previous years. This resulted from continued improvements in profitability in the U.S. and the rationalization of our legal entity structure to make it more tax efficient.

•	Second quarter 2008 net earnings of $44.2 million were up 5.7% over year-ago net earnings of $41.8 million. Diluted earnings per share (EPS) of 31 cents rose 10.7% over the 28 cents reported in the second quarter of 2007.

•	Adjusted EBITDA, a measure used to determine compliance with our debt covenants, was $175.7 million for the second quarter of 2008, a 1.5% increase over year-ago Adjusted EBITDA of $173.1 million that excludes the waste coal agglomeration (synfuel) business that ended with a December 31, 2007 tax code expiration. With that synfuel business included, Adjusted EBITDA was $179.9 million in the second quarter of 2007.

•	Free Cash Flow, defined as cash from operating activities less capital expenditures and minority interest charges, was $25.9 million in the second quarter of 2008, an improvement of $41.3 million from the negative Free Cash Flow of $15.4 million in the year-ago period. The increase primarily resulted from lower net working capital requirements, most notably for receivables; however, cash required for inventories was up over the year-ago period primarily because of higher raw material costs and additions to support business growth in emerging geographies. Lower pension funding requirements also contributed to the improvement. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

	Three Months	Three Months
	ended	ended
(dollars in millions)	June 30, 2008	June 30, 2007

Net cash provided by operating activities	$63.1	$12.8
Minority interests	(1.7)	(1.7)
Additions to property, plant, and equipment, net	(35.5)	(26.5)

Free cash flow	$25.9	$(15.4)

•	We repurchased an additional 639,000 shares at a cost of $14.2 million during the second quarter of 2008. For the first six months of 2008, we have repurchased 1,389,000 shares at a cost of $30.4 million, of which $21.7 million was expended in cash and $8.7 million was reported as a payable at June 30, 2008, for share repurchases executed in June 2008 and settling in July 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook

We expect to deliver our previously communicated target for Adjusted EBITDA growth of about 8% over synfuel-adjusted 2007 results of $707 million, assuming raw material and freight costs stabilize within the next few months. We expect our effective tax rate for the year to average out at about 27%-28%, with an effective tax rate expected to be about 30% on a going-forward basis. Free Cash Flow continues to be projected in the high $200 million range.

Results of Operations – Consolidated

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007

Net sales for the three months ended June 30, 2008 were $1,066.3 million, a 9.8% increase over the $970.9 million reported for the quarter ended June 30, 2007. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 5.7%. On a geographic basis, North America, Latin America and Asia reported organic growth of 8.8%, 8.0% and 7.4%, respectively, while sales in the Europe, Africa, and Middle East (EAME) region were down 1.3% organically.

Gross profit, defined as the difference between net sales and cost of product sold, of $471.4 million for the quarter ended June 30, 2008 increased by $38.0 million, or 8.8%, over the $433.4 million for the year-ago period. On an organic basis, gross profit increased by 3.9%. The improvement was mainly attributable to cost savings and higher sales volumes, partly offset by higher service costs and unfavorable changes in product mix. Higher product and freight costs were largely offset by price increases to our customers. Gross profit margin for the three months ended June 30, 2008 was 44.2% compared to 44.6% for the three months ended June 30, 2007.

Selling, administrative, and research expenses for the three months ended June 30, 2008 of $332.2 million rose $40.0 million, or 13.7%, from $292.2 million for the year-ago period. On an organic basis, selling, administrative, and research expenses increased 6.8%. This was mostly attributable to higher salaries, travel and bad debts. Lower outside consulting for work process redesign initiatives and the rationalization of our legal entity structure partly offset these increases.

Amortization of intangible assets was $15.9 million and $15.4 million for the three months ended June 30, 2008 and 2007, respectively. Higher amortization resulting from the December 2007 acquisition of Nalco Mobotec was partly offset by lower amortization of customer relationships, which are amortized using an accelerated method.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $1.4 million and $2.3 million for the three months ended June 30, 2008 and June 30, 2007, respectively.

Other income (expense), net was a net expense of $4.3 million and nil for the three months ended June 30, 2008 and 2007, respectively. An unfavorable change in foreign currency transaction gains and losses of $3.1 million, resulting from the continued weakening of the U.S. dollar versus the euro and other currencies, accounted for most of the variation.

Net interest expense, defined as the combination of interest income and interest expense, of $62.7 million for the three months ended June 30, 2008 decreased by $3.6 million from the $66.3 million reported for the three months ended June 30, 2007. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $1.9 million, and accretion of our senior discount notes was $0.8 million higher than a year ago. However, these increases were more than offset by the impact of lower interest rates on our variable rate debt and a slightly lower average debt level compared to the year-ago period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The income tax provision for the three months ended June 30, 2008 was favorably impacted by the recognition of benefits related to certain U.S. foreign tax credits, and unfavorably impacted by the proposed settlement of the U.S. federal tax audit of years 2003 and 2004, as well as the creation of valuation allowances related to the realization of a deductible temporary difference and net operating loss carryforwards in the U.K. These items are discussed in more detail in Note 9 to the condensed consolidated financial statements, included in Part I, Item 1. The income tax provision also varies from the U.S. federal statutory income tax rate of 35% primarily due to the reversal of prior year state valuation allowances, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences.

The incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences contributed to the variation between the U.S. federal statutory income tax rate and our income tax provision for the three months ended June 30, 2007. In addition, the 2007 provision included the recognition of net benefits related to settling tax positions in The Netherlands.

Minority interest expense of $1.7 million for the three months ended June 30, 2008 was comparable to the year-ago period. The impact of slightly higher earnings by our Malaysian subsidiary and our Katayama Nalco joint venture in Japan compared to the year-ago period was offset by the effect of lower earnings of our subsidiary in Saudi Arabia.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Net sales for the six months ended June 30, 2008 were $2,066.0 million, a 9.9% increase from the $1,880.2 million reported for the six months ended June 30, 2007. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 5.6%. On a geographic basis, North America, Asia and Latin America reported organic growth of 9.9%, 7.5% and 6.2%, respectively. Sales in EAME declined 2.7% organically.

Gross profit, defined as the difference between net sales and cost of product sold, of $906.7 million for the six months ended June 30, 2008 increased by $68.4 million, or 8.2%, over the $838.3 million for the six months ended June 30, 2007. On an organic basis, gross profit increased by 3.1%. Most of the improvement was attributable to higher sales volumes and cost savings, partly offset by higher service costs and unfavorable changes in product mix. Increases in product and freight costs exceeded price increases to our customers by $11.7 million. Gross profit margin for the six months ended June 30, 2008 was 43.9% compared to 44.6% for the year-ago period.

Selling, administrative, and research expenses for the six months ended June 30, 2008 of $641.0 million increased $61.3 million, or 10.6%, from $579.7 million for the six months ended June 30, 2007. On an organic basis, selling, administrative, and research expenses were up 4.0%. Higher salaries, travel and bad debts, partly offset by lower outside consulting for work process redesign initiatives and the rationalization of our legal entity structure, accounted for most of the increase.

Amortization of intangible assets was $29.5 million and $30.6 million for the six months ended June 30, 2008 and 2007, respectively. Lower amortization of customer relationships, which are amortized using an accelerated method, was partly offset by amortization of intangibles of Nalco Mobotec, which was acquired in December 2007.

Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $2.4 million and $2.3 million for the six months ended June 30, 2008 and June 30, 2007, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense), net was a net expense of $7.3 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively. The increase of $7.0 million was mostly attributable to an unfavorable change in foreign currency transaction gains and losses of $5.9 million.

Net interest expense, defined as the combination of interest income and interest expense, of $127.5 million for the six months ended June 30, 2008 decreased by $4.5 million from the $132.0 million reported for the six months ended June 30, 2007. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $3.7 million, and accretion of our senior discount notes was $1.6 million higher than a year ago. However, lower interest rates on our variable rate debt and a slightly lower average debt level compared to the first half of 2007 more than offset those increases.

The income tax provision for the six months ended June 30, 2008 was favorably impacted by the recognition of benefits related to certain U.S. foreign tax credits, and unfavorably impacted by the proposed settlement of the U.S. federal tax audit of years 2003 and 2004, as well as the creation of valuation allowances related to the realization of a deductible temporary difference and net operating loss carryforwards in the U.K. These items are discussed in more detail in Note 9 to the condensed consolidated financial statements, included in Part I, Item 1. The income tax provision also varies from the U.S. federal statutory income tax rate of 35% primarily due to the reversal of prior year state valuation allowances, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences.

The incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences contributed to the variation between the U.S. federal statutory income tax rate and our income tax provision for the six months ended June 30, 2007. In addition, the 2007 provision included the recognition of net benefits related to settling tax positions in The Netherlands.

Minority interest expense was $3.1 million and $3.6 million for the six months ended June 30, 2008 and 2007, respectively. The impact of lower earnings by our Katayama Nalco joint venture and our subsidiary in Saudi Arabia accounted for most of the change.

Results of Operations – Segment Reporting

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007

Net sales by reportable segment for the three months ended June 30, 2008 and June 30, 2007 may be compared as follows:

				Attributable to Changes
	Three Months Ended			in the Following Factors
	June 30,	June 30,		Currency	Acquisitions/
(dollars in millions)	2008	2007	% Change	Translation	Divestitures	Organic

Industrial & Institutional Services	$474.8	$432.5	9.8%	6.6%	(3.0)%	6.2%
Energy Services	363.0	316.9	14.5%	3.6%	—	10.9%
Paper Services	203.0	194.8	4.2%	5.9%	—	(1.7)%
Other	25.5	26.7	(4.3)%	5.9%	—	(10.2)%

Net sales	$1,066.3	$970.9	9.8%	5.4%	(1.3)%	5.7%

The Industrial and Institutional Services division reported sales of $474.8 million for the quarter ended June 30, 2008, a 9.8% increase over the $432.5 million for the year-ago-period. Sales rose 6.2% organically, as double-digit growth was posted in Asia and the Emerging Markets of EAME, while North America and Latin America reported organic improvements of 4.3% and 5.8%, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overall, EAME posted an organic increase of 5.8%, as flat growth in our Western European water business tempered the double-digit gains in the Emerging Markets. The 3.0% decrease in sales from acquisitions/divestitures was attributable to our waste coal agglomeration (synfuel) business, which ceased with the expiration of customer tax incentives at the end of 2007, partly offset by sales of Nalco Mobotec, which was acquired in December 2007.

The Energy Services division reported sales of $363.0 million for the three months ended June 30, 2008, a 14.5% gain over the $316.9 million for the quarter ended June 30, 2007. Organically, sales rose 10.9%, as double-digit gains were posted by our Oilfield and Adomite businesses, and a more modest improvement was reported by our Downstream business. Organic growth was strongest in North America on continued strong domestic demand and export sales to West Africa operations.

The Paper Services division reported sales of $203.0 million for the three months ended June 30, 2008, a 4.2% increase over the $194.8 million reported for the second quarter of 2007. Sales were down 1.7% organically, reflecting declining paper production in North America and Western Europe.

The 10.2% organic decrease in sales in our Other segment was mostly attributable to quarter-over-quarter variations in revenue recognition adjustments. We have historically applied our corporate revenue recognition adjustments to our Other segment. These adjustments are primarily made for shipments reflected in Division results, but which were shipped late enough in the quarter that they would not have been received by customers and properly recognized as revenue in the period.

Direct contribution by reportable segment for the three months ended June 30, 2008 and June 30, 2007 may be compared as follows:

				Attributable to Changes
	Three Months Ended			in the Following Factors
	June 30,	June 30,		Currency	Acquisitions/
(dollars in millions)	2008	2007	% Change	Translation	Divestitures	Organic

Industrial & Institutional Services	$96.1	$93.6	2.8%	7.0%	(7.4)%	3.2%
Energy Services	72.4	74.5	(2.8)%	3.5%	0.1%	(6.4)%
Paper Services	24.3	31.9	(24.0)%	4.4%	—	(28.4)%
Other	(24.6)	(27.2)	9.8%	(3.5)%	—	13.3%

Direct contribution of the Industrial and Institutional Services division was $96.1 million for the three months ended June 30, 2008, an increase of 2.8% over the $93.6 million reported for the three months ended June 30, 2007. Organically, higher gross profit accounted for the 3.2% increase in direct contribution, as operating expenses were up only 0.5%. The 7.4% decrease in direct contribution from acquisitions/divestitures was mostly attributable to the expiration of our synfuel business at the end of 2007.

The Energy Services division reported direct contribution of $72.4 million for the three months ended June 30, 2008, a 2.8% decrease from the $74.5 million reported for the year-ago period. On an organic basis, direct contribution was down 6.4%, primarily as a result of investments in sales and marketing staff that ran ahead of revenue growth, but which are expected to support future growth.

The Paper Services division reported direct contribution of $24.3 million for the three months ended June 30, 2008, a 24.0% decrease from the direct contribution of $31.9 million reported for the second quarter of 2007. Organically, direct contribution was down 28.4%, due to lower sales volumes, higher product costs, and a 4.6% organic increase in operating expenses, nearly half of which was attributable to bad debts.

The direct contribution loss of $24.6 million reported in Other for the three months ended June 30, 2008 represented a $2.6 million decrease from the $27.2 million direct contribution loss reported in the second quarter 2007, which was mostly attributable to a favorable change in manufacturing variances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Net sales by reportable segment for the six months ended June 30, 2008 and June 30, 2007 may be compared as follows:

				Attributable to Changes
	Six Months Ended			in the Following Factors
	June 30,	June 30,		Currency	Acquisitions/
(dollars in millions)	2008	2007	% Change	Translation	Divestitures	Organic

Industrial & Institutional Services	$902.9	$836.9	7.9%	6.6%	(3.0)%	4.3%
Energy Services	709.7	611.3	16.1%	3.9%	—	12.2%
Paper Services	404.0	381.5	5.9%	6.1%	—	(0.2)%
Other	49.4	50.5	(2.2)%	6.8%	—	(9.0)%

Net sales	$2,066.0	$1,880.2	9.9%	5.6%	(1.3)%	5.6%

The Industrial and Institutional Services division reported sales of $902.9 million for the six months ended June 30, 2008, a 7.9% increase over the $836.9 million for the six months ended June 30, 2007. Organically, sales grew 4.3%, with near double-digit growth in Asia and more modest gains in North America, Latin America and EAME. The growth in EAME was nearly entirely attributable to the Emerging Markets. The 3.0% decrease in sales from acquisitions/divestitures was attributable to our now-ended waste coal agglomeration (synfuel) business, partly offset by sales of Nalco Mobotec, which was acquired in December 2007.

The Energy Services division reported sales of $709.7 million for the six months ended June 30, 2008, a 16.1% gain over the $611.3 million for the year-ago period. Organically, sales rose 12.2%, with double-digit gains reported by our Oilfield and Adomite businesses, and solid growth posted by our Downstream business.

The Paper Services division reported sales of $404.0 million for the six months ended June 30, 2008, a 5.9% increase over the $381.5 million reported for the first half of 2007. Sales were flat on an organic basis, as slight declines in EAME and Asia were nearly offset by modest improvements in North America and Latin America.

The 9.0% organic decrease in sales in our Other segment was mostly attributable to variations in revenue recognition adjustments and the Integrated Channels Group in North America.

Direct contribution by reportable segment for the six months ended June 30, 2008 and June 30, 2007 may be compared as follows:

				Attributable to Changes
	Six Months Ended			in the Following Factors
	June 30,	June 30,		Currency	Acquisitions/
(dollars in millions)	2008	2007	% Change	Translation	Divestitures	Organic

Industrial & Institutional Services	$177.1	$178.7	(0.9)%	6.9%	(7.1)%	(0.7)%
Energy Services	147.8	136.5	8.3%	4.1%	—	4.2%
Paper Services	52.6	58.2	(9.7)%	5.9%	—	(15.6)%
Other	(53.8)	(49.7)	(8.2)%	(3.7)%	—	(4.5)%

Direct contribution of the Industrial and Institutional Services division was $177.1 million for the six months ended June 30, 2008, a decrease of 0.9% from the $178.7 million reported for the six months ended June 30, 2007. Organically, direct contribution declined 0.7%, as a result of slightly lower gross profit and a 0.3% increase in operating expenses. The 7.1% decrease in direct contribution from acquisitions/divestitures was mostly attributable to the expiration of our synfuel business at the end of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Energy Services division reported direct contribution of $147.8 million for the six months ended June 30, 2008, an 8.3% improvement over the $136.5 million reported for the first half of 2007. On an organic basis, direct contribution rose 4.2% on the strength of higher sales volumes. Operating expenses were up 13.0% organically, with the largest increases in salaries, employee benefits, travel, outside services and commission expenses to support the current and expected growth in business.

The Paper Services division reported direct contribution of $52.6 million for the six months ended June 30, 2008, a 9.7% decrease from the direct contribution of $58.2 million reported for the year-ago period. Direct contribution declined 15.6% on an organic basis, which was attributable to lower sales volumes, higher product costs, and a 3.6% organic increase in operating expenses.

The direct contribution loss of $53.8 million reported in Other for the six months ended June 30, 2008 represented an 8.2% increase over the $49.7 million direct contribution loss reported in the first half of 2007, which was mainly attributable to variations in revenue recognition adjustments.

Liquidity and Capital Resources

Operating activities.  Historically, our main source of liquidity has been our cash flow generated by operating activities. For the six months ended June 30, 2008, cash provided by operating activities was $133.7 million, an increase of $63.0 million over the same period last year. Slightly more than half of the improvement was attributable to a reduction in cash used for working capital, with the remainder mainly due to lower pension funding requirements.

Investing activities.  Cash used for investing activities was $75.9 million for the six months ended June 30, 2008, which was mostly the result of net property additions of $61.9 million and business acquisitions of $9.1 million.

Cash used for investing activities was $48.6 million for the six months ended June 30, 2007. This was mostly the result of net property additions of $47.6 million.

Financing activities.  A net decrease in borrowings of $58.8 million, purchases of treasury stock of $21.7 million, and cash dividends of $9.9 million accounted for most of the $94.3 million of net cash used for financing activities for the six months ended June 30, 2008.

Net cash provided by financing activities totaled $7.4 million during the six months ended June 30, 2007, which was mostly attributable to a $48.8 million increase in borrowings against our receivables facility, partly offset by $35.8 million of term loan repayments and the payment of $5.0 million of common stock dividends.

Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. As of June 30, 2008, we had $240.0 million of borrowing capacity available under a revolving credit facility (excluding $21.5 million of outstanding standby letters of credit), subject to certain conditions. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

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

At June 30, 2008, the outstanding balance of the term loan A and term loan B facilities was $39.5 million and $887.0 million, respectively.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. At June 30, 2008, we had $10.0 million of borrowings outstanding under the revolving credit facility.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries’ ability, including Nalco Company, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at June 30, 2008.

Senior discount notes, senior notes and senior subordinated notes.  In November 2003, Nalco Company issued $665 million aggregate principal amount of 7 3/4% U.S. dollar-denominated senior notes due 2011, €200 million aggregate principal amount of 7 3/4% euro-denominated senior notes due 2011, $465 million aggregate principal amount of 8 7/8% U.S. dollar-denominated senior subordinated notes due 2013 and €200 million aggregate principal amount of 9% euro-denominated senior subordinated notes due 2013.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Adjusted EBITDA is calculated as follows:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
(dollars in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net earnings	$44.2	$41.8	$73.4	$61.4
Interest, net	62.7	66.3	127.5	132.0
Income tax provision	9.0	13.7	22.5	28.4
Depreciation	35.4	32.2	69.9	64.0
Amortization	15.9	15.4	29.5	30.6

EBITDA	$167.2	$169.4	$322.8	$316.4
Non-cash charges (1)	5.7	4.0	14.9	13.5
Business optimization expenses (2)	1.4	2.3	2.4	2.3
Unusual items (3)	3.3	5.7	5.6	9.3
Other adjustments (4)	(1.9)	(1.5)	(4.4)	(3.6)

Adjusted EBITDA	$175.7	$179.9	$341.3	$337.9

(1)	Non-cash charges are further detailed on the following table:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
(dollars in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Profit sharing and 401(k) expense funded by Suez	$6.7	$6.5	$14.9	$13.2
Other	(1.0)	(2.5)	—	0.3

Non-cash charges	$5.7	$4.0	$14.9	$13.5

Profit Sharing and 401(k) Expense Funded by Suez

In conjunction with the “Acquisition”, defined as the November 2003 acquisition of Ondeo Nalco Group, comprised of Nalco Company and Nalco International SAS Subsidiaries, by our subsidiary, Nalco Holdings LLC, from Suez S.A. (“Suez”), we entered into an agreement with Suez whereby Suez will reimburse us for certain profit-sharing and 401(k) matching contributions made by us to the Profit-Sharing Trust.

Other

Other non-cash charges include the non-cash impact on earnings of our equity investments and minority interests. Non-cash charges also includes the non-cash portion of rent expense under the sublease that we entered into with Suez in conjunction with the Acquisition.

(2)	Business optimization expenses include costs associated with the redesign and optimization of work processes. See Note 7 to Item 1 for more information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(3)	Unusual items are further detailed on the following table:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
(dollars in millions)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Loss (gain) on sales, net of expenses	$0.1	$1.1	$0.9	$1.3
Other unusual items	3.2	4.6	4.7	8.0

Unusual items	$3.3	$5.7	$5.6	$9.3

(4)	We are required to make adjustments to EBITDA for franchise taxes and 401(k) matching contributions.

Our covenant levels and ratios for the four quarters ended June 30, 2008 are as follows:

June 30, 2008
	Required	Actual

Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.85x	3.45x
Maximum net debt to Adjusted EBITDA ratio	5.25x	3.83x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	2.95x

(1)	During 2008, our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 1.85x and a net debt to Adjusted EBITDA ratio at a maximum of 5.25x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $926.5 million that was outstanding under our term loan facilities as of June 30, 2008) and investments in similar business and other investments equal to 6% of Nalco Holding Company consolidated assets.

Local lines of credit.  Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of June 30, 2008, the aggregate outstanding balance under these local lines of credit was approximately $57.0 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

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

the costs of the facility. As of June 30, 2008, we had $137.0 million of outstanding borrowings under this facility, based on the amount of receivables eligible for financing as of May 31, 2008.

This facility is treated as a general financing agreement resulting in the borrowings and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements, included in Part  I, Item 1, for information on recent accounting pronouncements.

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended June 30, 2008 (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “ believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

•	our substantial leverage;

•	limitations on flexibility in operating our business contained in our debt agreements;

•	increases in interest rates as a result of our variable rate indebtedness;

•	pricing pressure from our customers;

•	our ability to respond to the changing needs of a particular industry and develop new offerings;

•	technological change and innovation;

•	risks associated with our non-U.S. operations;

•	fluctuations in currency exchange rates;

•	high competition in the markets in which we operate;

•	adverse changes to environmental, health and safety regulations;

•	operating hazards in our production facilities;

•	inability to achieve expected cost savings;

•	difficulties in securing the raw materials we use;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	significant increases in the costs of raw materials we use and our ability to pass any future raw material price increases through to our customers;

•	our significant pension benefit obligations and the current underfunding of our pension plans;

•	our ability to realize the full value of our intangible assets;

•	our ability to attract and retain skilled employees, particularly research scientists, technical sales professionals and engineers; and

•	our ability to protect our intellectual property rights.

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

Direct contribution, EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Direct contribution is reconciled to consolidated earnings before income taxes and minority interests in Note 11 of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The most direct comparable GAAP financial measures of each non-GAAP financial measure, as well as the reconciliation between each non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures above. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2007.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On November 27, 2006, the U.K. Health and Safety Executive (“HSE”) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The summons was re-issued in the Crown Court of Worcester on July 23, 2007. The charge relates to a Legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The Legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer, H. P. Bulmer Limited, is also charged. Our subsidiary submitted a guilty plea to a portion of the charge, exposing non-employees to a health risk, on September 3, 2007. Similarly, our subsidiary’s customer submitted a guilty plea. On July 1, 2008, the Crown Court issued a penalty of £300,000 ($0.6 million) and court costs of £50,000 ($0.1 million) against our subsidiary relating to this violation. An identical penalty was issued against the subsidiary’s customer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock during the three months ended June 30, 2008:

				(d)
			(c)	Approximate
			Total Number of	Dollar Value of
	(a)		Shares Purchased	Shares that May
	Total Number	(b)	as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs (1)	or Programs (1)(2)

April 1, 2008 – April 30, 2008	—	$—	—	$175,770,562
May 1, 2008 – May 31, 2008	—	$—	—	$175,770,562
June 1, 2008 – June 30, 2008	639,000	$22.20	639,000	$161,585,078

Total	639,000	$22.20	639,000	$161,585,078

(1)	On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. We intend to repurchase all shares under this authorization in open market transactions. There is no set timetable for share repurchases, and the program has no stated expiration date.

(2)	For the quarter ended June 30, 2008, we expended $14.1 million in cash for the repurchase of shares. An additional $8.7 million was reported as a payable on the balance sheet at June 30, 2008 for share repurchases executed in June 2008 and settling in July 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 2, 2008. At the meeting, Messrs. Douglas A. Pertz and Daniel S. Sanders were each elected by the shareholders to a term to expire in 2011.

Nominee	For	Withheld

Douglas A. Pertz	103,531,314	14,301,733
Daniel S. Sanders	103,627,760	14,205,287

Messrs. Chase, Fyrwald and Marchese each have terms of office as directors that continued after the 2008 Annual Meeting.

Item 4.	Submission of Matters to a Vote of Security Holders (continued)

The shareholders also ratified the appointment of Ernst & Young LLP as the Independent Registered Public Accounting Firm for 2008:

For	Against	Abstain

117,712,250	117,329	3,468

Item 6.	Exhibits

(a) The following are included herein:

Exhibit 10.1	Asset Purchase Agreement by and between Chemetall Corp. and Nalco Company, dated as of July 24, 2008
Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

The registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NALCO HOLDING COMPANY

/s/ BRADLEY J. BELL
Name:     Bradley J. Bell

Title:	Executive Vice President and Chief Financial Officer

Dated: July 31, 2008