Form 10-Q
period 2008-09-30
Nalco Holding CO
filed 2008-10-30
CIK 1298341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
As of October 22, 2008, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 137,593,987 shares.

QUARTERLY REPORT ON FORM 10-Q
NALCO HOLDING COMPANY
Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Nalco Holding Company and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in millions)

	(Unaudited)
	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$101.7	$119.9
Accounts receivable, less allowances of $20.4 in 2008 and $19.5 in 2007	807.3	805.6
Inventories:
Finished products	338.1	268.9
Materials and work in process	109.9	81.5

	448.0	350.4
Prepaid expenses, taxes and other current assets	101.4	112.6

Total current assets	1,458.4	1,388.5

Property, plant, and equipment, net	736.8	762.3
Intangible assets:
Goodwill	2,337.6	2,459.8
Other intangibles, net	1,094.8	1,121.4
Other assets	207.1	246.6

Total assets	$5,834.7	$5,978.6

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$347.6	$316.4
Short-term debt	85.3	130.4
Other current liabilities	347.0	322.5

Total current liabilities	779.9	769.3

Other liabilities:
Long-term debt	3,194.8	3,193.7
Deferred income taxes	309.5	327.5
Accrued pension benefits	259.7	314.4
Other liabilities	223.3	234.7

Minority interest	18.3	21.2

Shareholders’ equity	1,049.2	1,117.8

Total liabilities and shareholders’ equity	$5,834.7	$5,978.6

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net sales	$1,115.5	$998.2	$3,181.5	$2,878.4
Operating costs and expenses:
Cost of product sold	642.8	549.2	1,802.1	1,591.1
Selling, administrative, and research expenses	317.2	295.4	958.2	875.1
Amortization of intangible assets	14.0	15.6	43.5	46.2
Business optimization expenses	10.4	7.2	12.8	9.5
Gain on divestiture	(38.1)	—	(38.1)	—

Total operating costs and expenses	946.3	867.4	2,778.5	2,521.9

Operating earnings	169.2	130.8	403.0	356.5

Other income (expense), net	(5.1)	(1.9)	(12.4)	(2.2)
Interest income	2.3	2.7	6.8	7.2
Interest expense	(63.7)	(69.1)	(195.7)	(205.6)

Earnings before income taxes and minority interests	102.7	62.5	201.7	155.9

Income tax provision	43.9	24.0	66.4	52.4

Minority interests	(1.4)	(2.0)	(4.5)	(5.6)

Net earnings	$57.4	$36.5	$130.8	$97.9

Net earnings per share:
Basic	$0.41	$0.25	$0.93	$0.68

Diluted	$0.41	$0.25	$0.92	$0.66

Weighted-average shares outstanding (millions):
Basic	139.9	143.7	141.1	143.9

Diluted	140.7	146.6	141.9	147.5

Cash dividends declared per share	$0.035	$0.035	$0.105	$0.105

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Nine Months	Nine Months
	ended	ended
	September 30, 2008	September 30, 2007

Operating activities
Net earnings	$130.8	$97.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	103.8	97.0
Amortization	43.5	46.2
Gain on divestiture	(38.1)	—
Amortization of deferred financing costs and accretion of senior discount notes	35.8	33.7
Other, net	(10.3)	(11.4)
Changes in operating assets and liabilities	(64.2)	(68.1)

Net cash provided by operating activities	201.3	195.3

Investing activities
Additions to property, plant, and equipment, net	(99.8)	(70.3)
Net proceeds from divestiture	74.1	—
Other, net	(23.8)	(2.6)

Net cash used for investing activities	(49.5)	(72.9)

Financing activities
Cash dividends	(14.8)	(10.1)
Changes in short-term debt, net	(68.7)	(20.8)
Proceeds from long-term debt	16.0	50.2
Repayments of long-term debt	(0.7)	(24.1)
Purchases of treasury stock	(95.0)	(37.0)
Other, net	(5.2)	(4.0)

Net cash used for financing activities	(168.4)	(45.8)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	4.0

Increase (decrease) in cash and cash equivalents	(18.2)	80.6
Cash and cash equivalents at beginning of period	119.9	37.3

Cash and cash equivalents at end of period	$101.7	$117.9

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2008
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ended December 31, 2008.
Certain minor reclassifications have been made to the prior year data to conform to the current year presentation, which had no effect on net earnings reported for any period.
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

3. Recent Accounting Pronouncements (continued)
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

3. Recent Accounting Pronouncements (continued)
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating SFAS No. 161 and anticipate that it will not have a significant impact on our financial statements.

4. Debt
Debt consists of the following:

(dollars in millions)	September 30, 2008	December 31, 2007
Short-term
Checks outstanding and bank overdrafts	$25.9	$14.1
Notes payable to banks	31.5	6.1
Current maturities of long-term debt	27.9	32.4
Unsecured notes, due May 2008	—	27.8
Revolving credit facility	—	50.0

	$85.3	$130.4

Long-term
Securitized trade accounts receivable facility	$150.0	$134.0
Term loan A, due November 2009	35.7	64.8
Term loan B, due November 2010	887.0	887.0
Senior notes, due November 2011	950.2	959.6
Senior subordinated notes, due November 2013	750.2	759.6
Senior discount notes, due February 2014	449.0	420.6
Other	0.6	0.5

	3,222.7	3,226.1
Less: Current portion	27.9	32.4

	$3,194.8	$3,193.7

5. Shareholders’ Equity
Shareholders’ equity consists of the following:

(dollars in millions, except per share amounts)	September 30, 2008	December 31, 2007
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.0l per share; authorized 500,000,000 shares; 146,764,030 and 144,377,068 shares issued at September 30, 2008 and December 31, 2007, respectively	1.4	1.4
Additional paid-in capital	763.6	749.7
Treasury stock, at cost; 9,170,043 shares and 4,588,500 shares at September 30, 2008 and December 31, 2007, respectively	(206.5)	(108.0)
Retained earnings	215.6	100.7
Accumulated other comprehensive income	275.1	374.0

Total shareholders’ equity	$1,049.2	$1,117.8

In November 2004, a warrant to purchase, for $0.01 per share, up to 6,191,854 shares of Nalco Holding Company common stock was issued as part of a dividend to Nalco LLC, our sole stockholder on the record date of the dividend. Nalco LLC exercised warrants to acquire 2,126,650 shares of common stock during the nine months ended September 30, 2008. At September 30, 2008, up to 1,414,399 shares of common stock could be purchased by Nalco LLC under the warrant, subject to certain vesting conditions. The amount includes 789,099 shares of common stock that would be required to be deposited into an escrow account under the terms of the warrant. Nalco Holding Company would beneficially own such shares, which would be used solely for the purpose of delivering shares of common stock pursuant to incentive compensation plans.

5. Shareholders’ Equity (continued)
In July 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. As of December 31, 2007, we had repurchased 4,588,500 shares at a cost of $108.0 million. During the nine months ended September 30, 2008, we repurchased an additional 4,581,543 shares at a cost of $98.5 million. Of that amount, we expended $95.0 million in cash and an additional $3.5 million was reported as a payable on the balance sheet at September 30, 2008, for share repurchases executed in September 2008 and settling in October 2008.
6. Pension and Other Postretirement Benefit Plans
The components of net periodic pension cost and the cost of other postretirement benefits for the three months and nine months ended September 30, 2008 and 2007 were as follows:

	Pension Benefits
	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
(dollars in millions)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Service cost	$6.4	$7.2	$19.5	$21.4
Interest cost	12.0	11.4	36.4	33.9
Expected return on plan assets	(9.2)	(8.5)	(28.1)	(25.3)
Prior service (credit) cost	(0.6)	—	(1.7)	0.1
Net actuarial loss	0.1	0.1	0.3	0.4
Settlement charge	—	0.1	—	0.1

Net periodic cost	$8.7	$10.3	$26.4	$30.6

	Other Postretirement Benefits
	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
(dollars in millions)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Service cost	$1.0	$1.4	$3.2	$4.1
Interest cost	2.3	2.1	6.7	6.2
Prior service credit	(1.2)	(1.2)	(3.6)	(3.6)
Net actuarial gain	(0.6)	(0.1)	(1.9)	(0.2)

Net periodic cost	$1.5	$2.2	$4.4	$6.5

We now expect pension contributions in 2008 to total approximately $86.3 million compared to the $56.4 million we had expected to contribute as of December 31, 2007. The increase is attributable to an additional $30.0 million contribution made to the principal U.S. plan using a portion of the proceeds from a divestiture.

7. Business Optimization Expenses
We continue to redesign and optimize our business and work processes. Business process optimization expenses, consisting mostly of employee severance and related costs, were $10.4 million and $7.2 million for the three months ended September 30, 2008 and 2007, respectively. Business process optimization expenses were $12.8 million and $9.5 million for the nine months ended September 30, 2008 and 2007, respectively.
8. Gain on Divestiture
In September 2008, we completed the sale of our Finishing Technologies surface treatment unit to Chemetall Corp., a subsidiary of Rockwood Holdings, Inc. Proceeds from the sale were $74.1 million, net of selling and other cash expenses of $0.9 million, and resulted in a gain of $38.1 million before income taxes. A plant in Jackson, Michigan, dedicated to the Finishing Technologies unit, was included in the sale, along with dedicated Finishing Technologies sales, service, marketing, research and supply chain employees. The sale also included products, goodwill, customer relationships and other related assets. On an after-tax basis, the transaction increased diluted earnings per share by 11 cents and 10 cents for the three months and nine months ended September 30, 2008, respectively.
9. Summary of Other Income (Expense), Net
The components of other income (expense), net for the three months and nine months ended September 30, 2008 and 2007, include the following:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
(dollars in millions)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Franchise taxes	$(0.4)	$(0.7)	$(1.7)	$(2.3)
Equity in earnings of unconsolidated subsidiaries	0.3	0.1	1.2	1.0
Foreign currency exchange adjustments	(3.0)	(1.2)	(8.4)	(0.7)
Other	(2.0)	(0.1)	(3.5)	(0.2)

Other income (expense), net	$(5.1)	$(1.9)	$(12.4)	$(2.2)

10. Income Taxes
The income tax provision for the nine months ended September 30, 2008, was favorably impacted by the recognition of benefits related to certain U.S. foreign tax credits, and unfavorably impacted by the proposed settlement of the U.S. federal tax audit of years 2003 and 2004, the creation of valuation allowances related to the realization of deductible temporary differences and net operating loss carryforwards in the U.K., and nondeductible goodwill that was a component of a divestiture gain. The income tax provision also varies from the U.S. federal statutory income tax rate of 35% primarily due to the reversal of prior year state valuation allowances, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses, and other permanent differences.

10. Income Taxes (continued)
Since our sale by Suez S.A. in November 2003, we have incurred incremental tax expense for foreign withholding taxes that we were able to deduct, but not credit for U.S. federal tax purposes. We have completed a restructuring, which combined with increased U.S. taxable income, results in the ability to convert the previously deducted foreign withholding taxes into U.S. foreign tax credits. The recognition of this benefit lowered the tax provision by $2.7 million in the three-month period, which brings the benefit for the nine months ended September 30, 2008 to $42.8 million.
The Internal Revenue Service (the Service) had previously concluded its examination of the consolidated federal income tax returns of our subsidiary, Nalco Company and Nalco Company’s subsidiaries for the years 2003 and 2004. The Service had originally proposed to disallow deductions totaling $116.2 million relating to debt issuance costs and consulting fees, some of which amortize through 2011. We believed the expenditures to be valid tax deductions. During the second quarter of 2008, the Service offered to reduce the disallowance to $5.8 million and close the audit. We decided to accept the offer, which caused the recognition of $2.2 million of additional federal and state tax expense in the second quarter. We have paid the federal tax during the third quarter, and are now awaiting formal acknowledgement that the periods are settled.
We have a tax basis net operating loss in the U.K., as well as future tax deductions primarily related to the funding of accrued pension obligations. However, due to the lack of profitability in recent years, we are not reasonably assured that the future tax benefits of the carryforward or deductions can be realized. Therefore, a full valuation allowance was established during the nine months ended September 30, 2008 totaling $24.0 million ($3.6 million in the third quarter).
The effective rate of the provision for income taxes differs from the U.S. statutory tax rate due to the following items:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
(dollars in millions)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
U.S. statutory tax rate	$36.0	$21.9	$70.6	$54.6
Foreign tax credits	(2.7)	—	(42.8)	—
U.K. valuation allowances	3.6	—	24.0	—
Divestiture gain	9.9	—	9.9	—
U.S. audit	—	—	2.5	—
Other	(2.9)	2.1	2.2	(2.2)

Income tax provision	$43.9	$24.0	$66.4	$52.4

11. Comprehensive Income
Total comprehensive income and its components, net of related tax, for the three months and nine months ended September 30, 2008 and 2007, were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
(dollars in millions)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net earnings	$57.4	$36.5	$130.8	$97.9
Other comprehensive income, net of income taxes:
Derivatives	0.8	(1.4)	2.1	(0.5)
Net prior service credit	(1.1)	(0.8)	(3.4)	(2.3)
Net actuarial (gain) loss	(0.5)	—	(1.6)	0.1
Foreign currency translation adjustments	(148.9)	50.4	(96.0)	114.9

Comprehensive income (loss)	$(92.3)	$84.7	$31.9	$210.1

12. Segment Information
We operate four reportable segments:
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
Other — This segment includes the Integrated Channels Group, revenue recognition adjustments, supply chain activities, standard cost variances, and certain other operating expenses not allocated to a segment.
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

12. Segment Information (continued)
Net sales by reportable segment were as follows:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
(dollars in millions)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Industrial and Institutional Services	$488.1	$449.0	$1,391.0	$1,285.9
Energy Services	395.1	326.8	1,104.8	938.1
Paper Services	203.3	195.9	607.3	577.4
Other	29.0	26.5	78.4	77.0

Net sales	$1,115.5	$998.2	$3,181.5	$2,878.4

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes and minority interests:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
(dollars in millions)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Segment direct contribution:
Industrial and Institutional Services	$103.6	$98.2	$280.7	$276.9
Energy Services	74.1	71.1	221.9	207.6
Paper Services	22.9	31.6	75.5	89.8
Other	(18.0)	(18.3)	(71.8)	(68.0)
Capital charge elimination	24.6	22.0	72.7	63.0

Total segment direct contribution	207.2	204.6	579.0	569.3

Expenses not allocated to segments:
Administrative expenses	51.7	51.0	157.8	157.1
Amortization of intangible assets	14.0	15.6	43.5	46.2
Business optimization expenses	10.4	7.2	12.8	9.5
Gain on divestiture	(38.1)	—	(38.1)	—

Operating earnings	169.2	130.8	403.0	356.5

Other income (expense), net	(5.1)	(1.9)	(12.4)	(2.2)
Interest income	2.3	2.7	6.8	7.2
Interest expense	(63.7)	(69.1)	(195.7)	(205.6)

Earnings before income taxes and minority interests	$102.7	$62.5	$201.7	$155.9

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans.

13. Earnings Per Share
Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.
Basic and diluted earnings per share were calculated as follows:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
(in millions)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Numerator for basic and diluted earnings per share:
Net earnings	$57.4	$36.5	$130.8	$97.9

Denominator for basic earnings per share — weighted average common shares outstanding	139.9	143.7	141.1	143.9
Effect of dilutive securities:
Stock purchase warrant	0.6	2.8	0.6	3.5
Share-based compensation plans	0.2	0.1	0.2	0.1

Denominator for diluted earnings per share	140.7	146.6	141.9	147.5

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
Our undiscounted reserves for known environmental clean up costs were $1.1 million at September 30, 2008. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

14. Contingencies and Litigation (continued)
Expenditures for the nine months ended September 30, 2008, relating to environmental compliance and clean up activities, were not significant.
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
On November 27, 2006, the U.K. Health and Safety Executive (“HSE”) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The summons was re-issued in the Crown Court of Worcester on July 23, 2007. The charge relates to a Legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The Legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer, H. P. Bulmer Limited, was also charged. Our subsidiary entered a guilty plea to a portion of the charge, exposing non-employees to a health risk, on September 3, 2007. Similarly, our subsidiary’s customer submitted a guilty plea. On July 1, 2008, the Crown Court issued a penalty of £300,000 ($0.6 million) and court costs of £50,000 ($0.1 million) against our subsidiary relating to this violation. An identical penalty was issued against the subsidiary’s customer.
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

15. Fair Value Measurements
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
Level 1 — Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 — Observable inputs other than quoted prices in active markets.
Level 3 — Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance
(dollars in millions)	September 30, 2008	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$2.1	$—	$2.1	$—

Liabilities:
Foreign exchange forward contracts	$1.4	$—	$1.4	$—
Natural gas forward contracts	0.7	—	0.7	—

	$2.1	$—	$2.1	$—

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Natural gas forward contracts are valued using NYMEX futures prices for natural gas at the reporting date.
16. Guarantees
No significant guarantees were outstanding at September 30, 2008, other than subsidiary-related performance guarantees.
We had $20.6 million of letters of credit outstanding at September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Key financial highlights for the third quarter 2008 include:
•	Third quarter 2008 revenues of $1,115.5 million increased 11.8% over third quarter 2007 revenues of $998.2 million. This increase consisted of organic growth of 11.2%, a currency benefit of 2.9%, less an acquisition/divestiture impact of 2.3%. We define organic growth as nominal, or actual, sales growth less the impacts of changes in foreign currency translation rates and acquisitions and divestitures. Hurricane impacts reduced revenues by about $11.0 million in the third quarter 2008.

•	We experienced increases in product and freight costs approximating $64 million in the third quarter of 2008 over the prior-year period that were significantly offset with price increases of about $50 million.

•	The effective tax rate rose to 42.7% for the third quarter of 2008 from 38.4% for the year-ago quarter. The increase was attributable to a gain from a divestiture. Excluding the impacts of that gain, our effective tax rate would have been 32.0%.

•	Third quarter 2008 net earnings of $57.4 million were up 57% over year-ago net earnings of $36.5 million, which was mostly attributable to a divestiture gain. Diluted earnings per share (EPS) of 41 cents were up 16 cents over the 25 cents reported in the third quarter of 2007, of which 11 cents resulted from the divestiture gain.

•	Adjusted EBITDA, a measure used to determine compliance with our debt covenants, was $192.7 million for the third quarter of 2008, a 2.1% increase over year-ago Adjusted EBITDA of $188.8 million that excludes the waste coal agglomeration (synfuel) business that ended with a December 31, 2007 tax code expiration. With that synfuel business included, Adjusted EBITDA was $195.3 million in the third quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•	Free Cash Flow, defined as cash from operating activities less capital expenditures and minority interest charges, was $28.3 million in the third quarter of 2008, a reduction of $71.6 million from Free Cash Flow of $99.9 million in the year-ago period. The decrease primarily resulted from higher net working capital requirements, most notably for inventories due to accelerated cost increases and additions to support business growth in emerging geographies, and a $30 million pension contribution (made possible with proceeds from the divestiture). Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

	Three Months	Three Months
	ended	ended
(dollars in millions)	September 30, 2008	September 30, 2007
Net cash provided by operating activities	$67.6	$124.6
Minority interests	(1.4)	(2.0)
Additions to property, plant, and equipment, net	(37.9)	(22.7)

Free cash flow	$28.3	$99.9

•	We monitor our goodwill for impairment indicators on an ongoing basis in addition to performing an annual goodwill impairment analysis, as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. While we currently do not see any specific impairment indicators related to the carrying value of our businesses’ goodwill or other assets, the current economic environment is impacting our business results everywhere, most notably in our Paper Services segment. Were this seen to be prolonged, either from continued raw material cost escalations or declines in end market demand, the value of the goodwill related to this business could be subject to an impairment charge.
Outlook
Although third quarter hurricane impacts added substantially to the challenge, we continue to strive to achieve our previously communicated target for Adjusted EBITDA growth of about 8% over synfuel-adjusted 2007 results of $707 million. We will need strong demand from our customers to continue in the face of clearly slowing global economic conditions and weakening currencies relative to the U.S. dollar in order to approach our Adjusted EBITDA target for the year, but we will also need raw material and freight cost relief and continued cost savings execution internally. We expect our effective tax rate for the year to average out at about 32%-33%, with an effective tax rate expected to be about 30% on a going-forward basis. Free Cash Flow could exceed $200 million for the year with continued sales performance, aggressive cost control, declines in raw material costs, and working capital improvements, particularly inventories, during the fourth quarter.
Results of Operations — Consolidated
Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007
Net sales for the three months ended September 30, 2008 were $1,115.5 million, an 11.8% increase over the $998.2 million reported for the quarter ended September 30, 2007. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 11.2%. Organic growth was reported in every region, with Latin America, North America, Europe/Africa/Middle East (EAME) and Asia reporting organic increases of 28.2%, 10.8%, 8.1% and 8.0%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Gross profit, defined as the difference between net sales and cost of product sold, of $472.7 million for the quarter ended September 30, 2008 increased by $23.7 million, or 5.3%, over the $449.0 million for the year-ago period. On an organic basis, gross profit increased by 3.7%. The improvement was mainly attributable to higher sales volumes and cost savings, partly offset by unfavorable changes in product mix and higher product and freight costs. Price increases to our customers largely offset the higher costs, but accelerated cost increases during the latter portion of the quarter contributed to a gross profit margin for the three months ended September 30, 2008 of 42.4% compared to 45.0% for the three months ended September 30, 2007.
Selling, administrative, and research expenses for the three months ended September 30, 2008 of $317.2 million rose $21.8 million, or 7.4%, from $295.4 million for the year-ago period. On an organic basis, selling, administrative, and research expenses increased 3.3%. This was mostly attributable to higher salaries and travel expenses. Lower bad debt expense partly offset these increases.
Amortization of intangible assets was $14.0 million and $15.6 million for the three months ended September 30, 2008 and 2007, respectively. Lower amortization of customer relationships, which are amortized using an accelerated method, more than offset amortization resulting from the December 2007 acquisition of Nalco Mobotec.
Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $10.4 million and $7.2 million for the three months ended September 30, 2008 and September 30, 2007, respectively.
Gain on divestiture of $38.1 million resulted from the September 2008 sale of our Finishing Technologies unit. Proceeds from the sale were $74.1 million, net of selling and other cash expenses of $0.9 million.
Other income (expense), net was a net expense of $5.1 million and $1.9 million for the three months ended September 30, 2008 and 2007, respectively. An unfavorable change in foreign currency transaction gains and losses of $1.8 million accounted for more than half of the variation.
Net interest expense, defined as the combination of interest income and interest expense, of $61.4 million for the three months ended September 30, 2008 decreased by $5.0 million from the $66.4 million reported for the three months ended September 30, 2007. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $1.1 million, and accretion of our senior discount notes was $0.8 million higher than a year ago. However, these increases were more than offset by the impact of lower interest rates on our variable rate debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The income tax provision of $43.9 million for the three months ended September 30, 2008 was favorably impacted by an increase in the recognition of benefits related to U.S. foreign income tax credits, and unfavorably impacted by an increase in the valuation allowance related to the realization of deductible temporary differences and net operating loss carryforwards in the U.K. These items are discussed in more detail in Note 10 to the condensed consolidated financial statements, included in Part I, Item 1. The income tax provision also varies from the U.S. federal statutory income tax rate of 35% primarily due to the impact of nondeductible goodwill that was a component of a divestiture gain, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences.
Incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences contributed to the variation between the U.S. federal statutory income tax rate and our income tax provision of $24.0 million for the three months ended September 30, 2007.
Minority interest expense of $1.4 million for the three months ended September 30, 2008 was $0.6 million lower than the $2.0 million reported in the year-ago period. The impact of lower earnings by our Katayama Nalco joint venture in Japan compared to the year-ago period accounted for most of the change.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
Net sales for the nine months ended September 30, 2008 were $3,181.5 million, a 10.5% increase from the $2,878.4 million reported for the nine months ended September 30, 2007. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 7.5%. On a geographic basis, Latin America, North America, Asia and EAME reported organic growth of 13.7%, 10.2%, 7.7% and 1.0%, respectively.
Gross profit, defined as the difference between net sales and cost of product sold, of $1,379.4 million for the nine months ended September 30, 2008 increased by $92.1 million, or 7.2%, over the $1,287.3 million for the nine months ended September 30,
2007. On an organic basis, gross profit increased by 3.3%. Most of the organic improvement was attributable to higher sales volumes and cost savings, partly offset by unfavorable changes in product mix and increases in product and freight costs, which exceeded price increases to our customers by $25.6 million. Gross profit margin for the nine months ended September 30, 2008 was 43.4% compared to 44.7% for the year-ago period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Selling, administrative, and research expenses for the nine months ended September 30, 2008 of $958.2 million increased $83.1 million, or 9.5%, from $875.1 million for the nine months ended September 30, 2007. On an organic basis, selling, administrative, and research expenses were up 3.7%. Higher salaries and travel were partly offset by lower outside consulting for work process redesign initiatives and the rationalization of our legal entity structure.
Amortization of intangible assets was $43.5 million and $46.2 million for the nine months ended September 30, 2008 and 2007, respectively. Lower amortization of customer relationships, which are amortized using an accelerated method, more than offset amortization of intangibles of Nalco Mobotec, which was acquired in December 2007.
Business optimization expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $12.8 million and $9.5 million for the nine months ended September 30, 2008 and 2007, respectively.
Gain on divestiture of $38.1 million resulted from the September 2008 sale of our Finishing Technologies unit. Proceeds from the sale were $74.1 million, net of selling and other cash expenses of $0.9 million.
Other income (expense), net was a net expense of $12.4 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively. The increase of $10.2 million was mostly attributable to an unfavorable change in foreign currency transaction gains and losses of $7.7 million.
Net interest expense, defined as the combination of interest income and interest expense, of $188.9 million for the nine months ended September 30, 2008 decreased by $9.5 million from the $198.4 million reported for the nine months ended September 30, 2007. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $4.8 million, and accretion of our senior discount notes was $2.4 million higher than a year ago. However, lower interest rates on our variable rate debt and a slightly lower average debt level compared to the first nine months of 2007 more than offset those increases.
The income tax provision of $66.4 million for the nine months ended September 30, 2008 was favorably impacted by the recognition of benefits related to certain U.S. foreign income tax credits, and unfavorably impacted by the proposed settlement of the U.S. federal tax audit of years 2003 and 2004, as well as the creation of valuation allowances related to the realization of deductible temporary differences and net operating loss carryforwards in the U.K. These items are discussed in more detail in Note 10 to the condensed consolidated financial statements, included in Part I, Item 1. The income tax provision also varies from the U.S. federal statutory income tax rate of 35% primarily due to the impact of nondeductible goodwill that was a component of a divestiture gain, the reversal of prior year state valuation allowances, the incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Incremental tax on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences contributed to the variation between the U.S. federal statutory income tax rate and our income tax provision of $52.4 million for the nine months ended September 30, 2007. In addition, the 2007 provision included the recognition of net benefits related to settling tax positions in The Netherlands.
Minority interest expense was $4.5 million and $5.6 million for the nine months ended September 30, 2008 and 2007, respectively. The impact of lower earnings by our Katayama Nalco joint venture and our subsidiary in Saudi Arabia accounted for most of the change.
Results of Operations — Segment Reporting
Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007
Net sales by reportable segment for the three months ended September 30, 2008 and September 30, 2007 may be compared as follows:

				Attributable to Changes
				in the Following Factors
	Three Months Ended			Currency	Acquisitions/
(dollars in millions)	September 30, 2008	September 30, 2007	% Change	Translation	Divestitures	Organic
Industrial & Institutional Services	$488.1	$449.0	8.7%	3.6%	(3.5)%	8.6%
Energy Services	395.1	326.8	20.9%	1.6%	(2.1)%	21.4%
Paper Services	203.3	195.9	3.7%	3.0%	—	0.7%
Other	29.0	26.5	9.5%	4.0%	—	5.5%

Net sales	$1,115.5	$998.2	11.8%	2.9%	(2.3)%	11.2%

The Industrial and Institutional Services division reported sales of $488.1 million for the quarter ended September 30, 2008, an 8.7% increase over the $449.0 million for the year-ago-period. Sales rose 8.6% organically, with strong double-digit growth posted in Latin America. Overall, EAME grew 9.7% organically, while North America and Asia posted 5.2% and 5.0% increases, respectively. The 3.5% decrease in sales from acquisitions/divestitures was attributable to our waste coal agglomeration (synfuel) business, which ceased with the expiration of customer tax incentives at the end of 2007, partly offset by sales of Nalco Mobotec, which was acquired in December 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Energy Services division reported sales of $395.1 million for the three months ended September 30, 2008, a 20.9% gain over the $326.8 million for the quarter ended September 30, 2007. Organically, sales rose 21.4%, as solid double-digit gains were posted by our Oilfield and Adomite businesses and a more modest double-digit increase was reported by Downstream, despite hurricane impacts that reduced revenues an estimated $10.0 million in the quarter. The 2.1% decrease in sales from acquisitions/divestitures primarily relates to business that has been transferred to a joint venture.
The Paper Services division reported sales of $203.3 million for the three months ended September 30, 2008, a 3.7% increase over the $195.9 million reported for the third quarter of 2007. Sales grew 0.7% organically, reflecting growth in North America, Latin America and Asia, offset by continued weakness in Western Europe.
The 5.5% organic increase in sales in our Other segment was mostly attributable to our Integrated Channels business.
Direct contribution by reportable segment for the three months ended September 30, 2008 and September 30, 2007 may be compared as follows:

				Attributable to Changes
				in the Following Factors
	Three Months Ended			Currency	Acquisitions/
(dollars in millions)	September 30, 2008	September 30, 2007	% Change	Translation	Divestitures	Organic
Industrial & Institutional Services	$103.6	$98.2	5.5%	4.3%	(7.9)%	9.1%
Energy Services	74.1	71.1	4.3%	1.7%	(2.6)%	5.2%
Paper Services	22.9	31.6	(27.5)%	1.5%	—	(29.0)%
Other	(18.0)	(18.3)	1.7%	(0.1)%	(0.3)%	2.1%
Direct contribution of the Industrial and Institutional Services division was $103.6 million for the three months ended September 30, 2008, an increase of 5.5% over the $98.2 million reported for the three months ended September 30, 2007. Organically, higher gross profit accounted for the 9.1% increase in direct contribution, as operating expenses were up only 2.9%. The 7.9% decrease in direct contribution from acquisitions/divestitures was mostly attributable to the expiration of our synfuel business at the end of 2007.
The Energy Services division reported direct contribution of $74.1 million for the three months ended September 30, 2008, a 4.3% increase over the $71.1 million reported for the year-ago period. On an organic basis, direct contribution only grew 5.2%, as selling and service costs to support lost hurricane sales were incurred, but the sales did not materialize.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Paper Services division reported direct contribution of $22.9 million for the three months ended September 30, 2008, a 27.5% decrease from the direct contribution of $31.6 million reported for the third quarter of 2007. Organically, direct contribution was down 29.0%, due to marginal sales volume growth, higher product costs, and an 8.4% organic increase in operating expenses, over half of which was attributable to bad debts.
The direct contribution loss of $18.0 million reported in Other for the three months ended September 30, 2008 represented a $0.3 million decrease from the $18.3 million direct contribution loss reported in the third quarter 2007.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
Net sales by reportable segment for the nine months ended September 30, 2008 and September 30, 2007 may be compared as follows:

				Attributable to Changes
				in the Following Factors
	Nine Months Ended			Currency	Acquisitions/
(dollars in millions)	September 30, 2008	September 30, 2007	% Change	Translation	Divestitures	Organic
Industrial & Institutional Services	$1,391.0	$1,285.9	8.2%	5.6%	(3.2)%	5.8%
Energy Services	1,104.8	938.1	17.8%	3.1%	(0.7)%	15.4%
Paper Services	607.3	577.4	5.2%	5.1%	—	0.1%
Other	78.4	77.0	1.9%	5.9%	—	(4.0)%

Net sales	$3,181.5	$2,878.4	10.5%	4.6%	(1.6)%	7.5%

The Industrial and Institutional Services division reported sales of $1,391.0 million for the nine months ended September 30, 2008, an 8.2% increase over the $1,285.9 million for the nine months ended September 30, 2007. Organically, sales grew 5.8%, with double-digit growth in Latin America and more modest growth in Asia, EAME and North America at 8.2%, 5.1% and 4.0%, respectively. The growth in EAME was mostly attributable to a double-digit improvement in Emerging Markets. The 3.2% decrease in sales from acquisitions/divestitures was attributable to our now-ended waste coal agglomeration (synfuel) business, partly offset by sales of Nalco Mobotec, which was acquired in December 2007.
The Energy Services division reported sales of $1,104.8 million for the nine months ended September 30, 2008, a 17.8% gain over the $938.1 million for the year-ago period. Organically, sales rose 15.4%, with double-digit gains reported by our Oilfield and Adomite businesses, and near double-digit growth posted by our Downstream business.
The Paper Services division reported sales of $607.3 million for the nine months ended September 30, 2008, a 5.2% increase over the $577.4 million reported for the first nine months of 2007. Sales were flat on an organic basis, as declines in EAME were marginally offset by a 4.5% organic increase in Latin America and more modest improvements in Asia and North America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The 4.0% organic decrease in sales in our Other segment was mostly attributable to quarter-over-quarter variations in revenue recognition. We have historically applied our corporate revenue recognition adjustments to our Other segment. These adjustments are primarily made for shipments reflected in Division results, but which were shipped late enough in the quarter that they would not have been received by customers and properly recognized as revenue in the period.
Direct contribution by reportable segment for the nine months ended September 30, 2008 and September 30, 2007 may be compared as follows:

				Attributable to Changes
				in the Following Factors
	Nine Months Ended			Currency	Acquisitions/
(dollars in millions)	September 30, 2008	September 30, 2007	% Change	Translation	Divestitures	Organic
Industrial & Institutional Services	$280.7	$276.9	1.4%	6.0%	(7.4)%	2.8%
Energy Services	221.9	207.6	6.9%	3.3%	(0.9)%	4.5%
Paper Services	75.5	89.8	(16.0)%	4.3%	—	(20.3)%
Other	(71.8)	(68.0)	(5.5)%	(2.7)%	(0.1)%	(2.7)%
Direct contribution of the Industrial and Institutional Services division was $280.7 million for the nine months ended September 30, 2008, an increase of 1.4% over the $276.9 million reported for the nine months ended September 30, 2007. Organically, direct contribution grew 2.8% as a result of higher sales volume and a modest increase in operating expenses of 1.1%. The 7.4% decrease in direct contribution from acquisitions/divestitures was mostly attributable to the expiration of our synfuel business at the end of 2007.
The Energy Services division reported direct contribution of $221.9 million for the nine months ended September 30, 2008, a 6.9% improvement over the $207.6 million reported for the first nine months of 2007. On an organic basis, direct contribution rose 4.5% on the strength of higher sales volumes. Operating expenses were up 12.1% organically, with the largest increases in salaries, employee benefits, travel and outside services to support the current and expected growth in business.
The Paper Services division reported direct contribution of $75.5 million for the nine months ended September 30, 2008, a 16.0% decrease from the direct contribution of $89.8 million reported for the year-ago period. Direct contribution declined 20.3% on an organic basis, which was attributable to lower sales volumes and higher product costs. In addition, operating expenses grew 5.2% organically, nearly half of which resulted from higher bad debt expense.
The direct contribution loss of $71.8 million reported in Other for the nine months ended September 30, 2008 represented a 5.5% increase over the $68.0 million direct contribution loss reported in the first nine months of 2007, which was mainly attributable to our Integrated Channels business and increased investments in global research.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity and Capital Resources
Operating activities. Historically, our main source of liquidity has been our cash flow generated by operating activities. For the nine months ended September 30, 2008, cash provided by operating activities was $201.3 million, slightly higher than the $195.3 million for the same period last year.
Investing activities. Cash used for investing activities was $49.5 million for the nine months ended September 30, 2008, which was mostly the result of net property additions of $99.8 million and business acquisitions of $16.2 million. These investments were partly offset by $74.1 million in net proceeds from the divestiture of our Finishing Technologies unit.
Cash used for investing activities was $72.9 million for the nine months ended September 30, 2007, which was mostly the result of net property additions of $70.3 million.
Financing activities. Purchases of treasury stock of $95.0 million, a net decrease in borrowings of $53.4 million, and cash dividends of $14.8 million accounted for most of the $168.4 million of net cash used for financing activities for the nine months ended September 30, 2008. During the period, we repaid $50.0 million on our revolving credit facility, $29.1 million of term loans, and $27.8 million of unsecured notes, while borrowing additional funds, primarily against our receivables facility and to finance plant construction in Nanjing, China.
Net cash used for financing activities totaled $45.8 million during the nine months ended September 30, 2007, which was mostly attributable to $37.0 million of share repurchases and $10.1 million of cash dividends.
Our liquidity requirements are significant, primarily due to debt service requirements, as well as research and development and capital investment. As of September 30, 2008, we had $250.0 million of borrowing capacity available under a revolving credit facility (excluding $20.6 million of outstanding standby letters of credit), subject to certain conditions. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.
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
At September 30, 2008, the outstanding balance of the term loan A and term loan B facilities was $35.7 million and $887.0 million, respectively.
Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. At September 30, 2008, no borrowings were outstanding under the revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The senior credit facilities contain a number of covenants that, among other things, require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at September 30, 2008.
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
In January 2004, our subsidiaries, Nalco Finance Holdings LLC and Nalco Finance Holdings Inc., issued $694.0 million aggregate principal amount at maturity of 9.0% senior discount notes due 2014. Prior to February 1, 2009, interest will accrue on the notes in the form of an increase in the accreted value of such notes. The accreted value of each note will increase from the date of issuance until February 1, 2009 at a rate of 9.0% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on February 1, 2009. Cash interest payments on the notes will be due and payable beginning in 2009.
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
Adjusted EBITDA is calculated as follows:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
(dollars in millions)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net earnings	$57.4	$36.5	$130.8	$97.9
Interest, net	61.4	66.4	188.9	198.4
Income tax provision	43.9	24.0	66.4	52.4
Depreciation	33.9	33.0	103.8	97.0
Amortization	14.0	15.6	43.5	46.2

EBITDA	210.6	175.5	533.4	491.9
Non-cash charges (1)	10.0	12.5	24.9	26.0
Business optimization expenses (2)	10.4	7.2	12.8	9.5
Unusual items (3)	(36.2)	1.6	(30.6)	10.9
Other adjustments (4)	(2.1)	(1.5)	(6.5)	(5.1)

Adjusted EBITDA	$192.7	$195.3	$534.0	$533.2

(1)	Non-cash charges are further detailed on the following table:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
(dollars in millions)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Profit sharing and 401(k) expense funded by Suez	$7.3	$7.3	$22.2	$20.5
Other	2.7	5.2	2.7	5.5

Non-cash charges	$10.0	$12.5	$24.9	$26.0

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

(2)	Business optimization expenses include costs associated with the redesign and optimization of work processes. See Note 7 to Item 1 for more information.

(3)	Unusual items are further detailed on the following table:

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
(dollars in millions)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Pension settlement	$—	$0.1	$—	$0.1
Loss (gain) on sales, net of expenses	(38.2)	(0.4)	(37.3)	0.9
Other unusual items	2.0	1.9	6.7	9.9

Unusual items	$(36.2)	$1.6	$(30.6)	$10.9

Gain on sales, net of expenses, for the three months and nine months ended September 30, 2008 was mostly comprised of a $38.1 million gain on divestiture. See Note 8 to Item 1 for more information.

(4)	We are required to make adjustments to EBITDA for franchise taxes and 401(k) matching contributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our covenant levels and ratios for the four quarters ended September 30, 2008 are as follows:

	September 30, 2008
	Required		Actual
Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.85	x	3.55	x
Maximum net debt to Adjusted EBITDA ratio	5.25	x	3.74	x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00	x	3.00	x

(1)	During 2008, our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 1.85x and a net debt to Adjusted EBITDA ratio at a maximum of 5.25x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $922.7 million that was outstanding under our term loan facilities as of September 30, 2008) and investments in similar business and other investments equal to 6% of Nalco Holding Company consolidated assets.
Local lines of credit. Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of September 30, 2008, the aggregate outstanding balance under these local lines of credit was approximately $57.9 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.
Receivables facility. Nalco Company entered into a three-year receivables facility on June 22, 2007 that provides up to $160 million in funding from a commercial paper conduit sponsored by Bank of America, N.A., one of the lenders under Nalco Company’s senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Availability of funding under the receivables facility in a given month depends primarily upon the outstanding trade accounts receivable balance at the end of the previous month. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. As of September 30, 2008, we had $150.0 million of outstanding borrowings under this facility, based on the amount of receivables eligible for financing as of August 31, 2008.
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
“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995
This Quarterly Report for the fiscal quarter ended September 30, 2008 (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “ believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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
•	our substantial leverage, particularly in view of current troubled conditions in global debt markets;

•	limitations on flexibility in operating our business contained in our debt agreements;

•	increases in interest rates as a result of our variable rate indebtedness;

•	pricing pressure from our customers;

•	our ability to respond to the changing needs of a particular industry and develop new offerings;

•	technological change and innovation;

•	risks associated with our non-U.S. operations;

•	fluctuations in currency exchange rates;

•	high competition in the markets in which we operate;

•	adverse changes to environmental, health and safety regulations;

•	operating hazards in our production facilities;

•	inability to achieve expected cost savings;

•	difficulties in securing the raw materials we use;

•	significant increases in the costs of raw materials we use and our ability to pass any future raw material price increases through to our customers;

•	our significant pension benefit obligations and the current underfunding of our pension plans;

•	our ability to realize the full value of our intangible assets;

•	our ability to attract and retain skilled employees, particularly research scientists, technical sales professionals and engineers; and

•	our ability to protect our intellectual property rights.
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
Direct contribution, EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Direct contribution is reconciled to consolidated earnings before income taxes and minority interests in Note 12 of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The most direct comparable GAAP financial measures of each non-GAAP financial measure, as well as the reconciliation between each non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures above. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to market risk since December 31, 2007.
Item 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
On November 27, 2006, the U.K. Health and Safety Executive (“HSE”) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The summons was re-issued in the Crown Court of Worcester on July 23, 2007. The charge relates to a Legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The Legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer, H. P. Bulmer Limited, was also charged. Our subsidiary submitted a guilty plea to a portion of the charge, exposing non-employees to a health risk, on September 3, 2007. Similarly, our subsidiary’s customer submitted a guilty plea. On July 1, 2008, the Crown Court issued a penalty of £300,000 ($0.6 million) and court costs of £50,000 ($0.1 million) against our subsidiary relating to this violation. An identical penalty was issued against the subsidiary’s customer.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information regarding repurchases of our common stock during the three months ended September 30, 2008:

				(d)
			(c)	Approximate
			Total Number of	Dollar Value of
	(a)		Shares Purchased	Shares that May
	Total Number	(b)	as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
	Purchased	Paid per Share	or Programs (1)	or Programs (1)(2)
July 1, 2008 – July 31, 2008	—	$—	—	$161,585,078
August 1, 2008 – August 31, 2008	1,213,930	$22.13	1,213,930	$134,723,347
September 1, 2008 – September 30, 2008	1,978,613	$20.85	1,978,613	$93,464,216

Total	3,192,543	$21.34	3,192,543	$93,464,216

(1)	On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. We intend to repurchase all shares under this authorization in open market transactions. There is no set timetable for share repurchases, and the program has no stated expiration date.

(2)	For the quarter ended September 30, 2008, we expended $73.3 million in cash for the repurchase of shares, which included $8.7 million that was reported as a payable on the balance sheet at June 30, 2008 for share repurchases executed in June 2008 and settled in July 2008. At September 30, 2008, $3.5 million was reported as a payable on the balance sheet for share repurchases executed in September 2008 and settling in October 2008.

Item 6. Exhibits
(a)	The following are included herein:
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
Dated: October 30, 2008

EXHIBIT INDEX
Exhibit 31.1    Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2    Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1    Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002