Form 10-K
period 2008-12-31
Nalco Holding CO
filed 2009-02-25
CIK 1298341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission File No. 001-32342

NALCO HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	16-1701300
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

Large accelerated filer    ☒            Accelerated filer    ☐            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 was $2,947,131,564.

As of January 30, 2009, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 137,379,603 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement (the “Proxy Statement”) for the annual meeting of shareholders to be held May 1, 2009 are incorporated by reference into Part III.

FORM 10-K

NALCO HOLDING COMPANY

PART I

ITEM 1.	BUSINESS

Overview

Nalco Holding Company is the global leader in water, energy, air and process technologies and services that deliver savings for customers and improve the environment. Our principal executive offices are located at 1601 West Diehl Road, Naperville, Illinois, 60563.

On August 31, 2003, Nalco Holdings LLC, our subsidiary and a company formed by The Blackstone Group, Apollo Management, L.P. and GS Capital Partners (the “Sponsors”), entered into a stock purchase agreement pursuant to which it agreed to purchase all of the outstanding shares of capital stock of Ondeo Nalco Company (which is now known as Nalco Company) and the Nalco International SAS Subsidiaries, which had been operated as a single business unit, from subsidiaries of Suez S.A. (“Suez” or “Seller”). The Transactions closed on November 4, 2003. In this report, we refer to this acquisition as the “Acquisition,” and the term “Transactions” means, collectively, the Acquisition and the related financings to fund the Acquisition.

All references in this report to “Nalco, “ the “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, (1) Nalco Holding Company and its subsidiaries and affiliates on a consolidated basis, (2) the Predecessor, and (3) the Successor. In addition, when the context so requires, we use the term “Predecessor” to refer to the historical operations of the Predecessor prior to the Acquisition and “Successor” to refer to our historical operations following the Acquisition.

3D TRASAR®, ADOMITE®, BrightWater®, Clean n Cor®, EXTRA WHITE™, FREEFLOW®, OxiPRO™, PARETO™, PORTA-FEED®, RO TRASAR®, SMART Solutions®, SULFA-CHECK®, SurFlo Certified®, TIORCO®, TRASAR®, ULTIMER®, UltraTreat®, VALUELINE®, VANTAGE®, and certain other products and services named in this document are our registered trademarks and service marks.

Our programs and services are used in water treatment applications to prevent corrosion, contamination and the buildup of harmful deposits and in production processes to enhance process efficiency, extend asset life, improve our customers’ end products, and enhance air quality. We also help our customers reduce energy, water and other natural resource consumption, minimizing environmental releases while boosting their bottom line. Together our comprehensive solutions contribute to the sustainable development of customer operations.

Through our sales, service, research and marketing teams of more than 7,000 technically trained professionals, we serve more than 70,000 customer locations in a broad range of end markets, including aerospace, chemical, pharmaceutical, petroleum, steel, power, food and beverage, medium and light manufacturing, marine and pulp and papermaking industries as well as institutions such as hospitals, universities and hotels. We focus on providing our customers with sustainable, technologically advanced, engineered solutions and services.

We have an established global presence with more than 11,500 employees working in 130 countries, supported by a comprehensive network of manufacturing facilities, sales offices and research centers. This global presence provides a competitive advantage by enabling us to offer a high level of service to our local, regional and multinational customers.

In September 2008, we completed the sale of our Finishing Technologies surface treatment business to Chemetall Corp., a subsidiary of Rockwood Holdings, Inc. Proceeds from the sale were $74.1 million, net of selling and other cash expenses of $0.9 million, and resulted in a pre-tax gain of $38.1 million. A plant in Jackson, Michigan, dedicated to the Finishing Technologies business, was included in the sale, along with dedicated Finishing Technologies sales, service, marketing, research and supply chain employees. The sale also included products, goodwill, customer relationships and other related assets. On an after-tax basis, the transaction increased diluted earnings per share by 11 cents for the year ended December 31, 2008.

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

Diverse Customers and Industries Served.    We provide products and services to more than 70,000 customer locations across a broad range of industries and institutions. In 2008, no single customer accounted for more than 3% of our net sales. Our business is also diversified geographically. In 2008, 48% of total sales were to customers in North America, 27% in Europe, Africa and the Middle East, 10% in Latin America and 15% in the Asia/Pacific region. We believe this diversification helps to lessen the impact of volatility from any one customer, industry or geographic area.

Global Reach.    We have a direct sales and marketing presence in 130 countries across six continents. This enables us to provide a high level of service to local, regional and multinational customers. We believe our global presence offers us a competitive advantage to meet the global needs of our multinational customers, which are increasingly seeking single-source suppliers, and this positions us to extend our reach to higher growth markets. Our geographical diversity also mitigates the potential impact of volatility in any individual country or region. In 2008, we derived approximately $2,328 million, or 55% of our net sales, from countries outside the United States (excluding sales to our U.S. operations).

World Class Sales Team.    Through the expertise of our more than 7,000 sales engineers and service technicians, we provide our customers with relevant industry knowledge and experience in order to solve technically challenging and dynamic problems. Our team of experts has significant experience, with 40% of our approximately 2,000-person North American sales team having more than ten years of service with our Company. We believe this contributes significantly to the number and strength of relationships with our customers. We also invest heavily in recruiting and continuously training our sales professionals. For example, new hires spend more than half of their first year on training. Sales and marketing expense was $969.1 million, $909.7 million, and $823.8 million for the years 2008, 2007 and 2006, respectively. Of those amounts, approximately 90% represented the cost of our sales force, and their related expenses during these time periods.

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

Stable and Significant Cash Flow Generation.    We have produced consistent cash flows and maintained high margins over a sustained period of time. We attribute this to (1) the diversity of our revenues, (2) the service nature of our business, (3) the high value we offer our customers, including through patented technology, (4) the strength of our customer relationships, (5) our limited dependency on any single raw material and (6) our low capital expenditures relative to our net sales.

Deep Management Team.    Our senior management team consists of professionals with significant experience within our Company and the water treatment and industrial process improvement industry. J. Erik Fyrwald, a veteran of 28 years with E.I. du Pont de Nemours and Company, most recently as Group Vice President of its Agriculture and Nutrition Division, is our Chairman, President and Chief Executive Officer. Bradley J. Bell, former Chief Financial Officer of Rohm and Haas Company, is our Executive Vice President and Chief Financial Officer. Our Energy Services and European divisions are led by Steve M. Taylor and David Johnson, respectively, both long-time Nalco veterans. Additionally, established industry veterans who joined the Company in 2008, David E. Flitman and Eric G. Melin, lead our Water and Process Services and Asia/Pacific divisions, respectively.

Our Business Strategy

We have established a five-part business strategy designed to focus internal resources on the issues and opportunities with the greatest opportunity to improve our performance for many years to come.

1. Improve Safety.

Given our exposure to critical processes through a wide range of industrial applications, we put a strong focus on our ability to ensure that we maintain the safety of our customers and our employees. In 2008, we reduced our Total Recordable Incident Rate by 35 percent to 0.55 incidents per 100 workers. Improving our safety performance remains a critical objective of senior management.

2. Continue to Reduce Costs.

Our ongoing comprehensive cost productivity plan yielded savings in 2008 of $94 million compared to 2007. Through work process redesign and other cost control initiatives, we achieved average annual savings of $84 million over the past five years, compared to our historic annual target of $75 million. With the challenging global economic conditions we faced as we entered 2009, we have now stepped up this commitment to $100 million. We expect our cost reduction plan to achieve sustainable efficiencies using our Nalco Seven Steps process improvement methodology and the best of several other productivity improvement approaches. Our productivity improvement programs include focus on individual spending accountability, team- or department-based efficiency improvements, and mid-sized and larger transformational process improvements. All of these efforts target greater efficiencies in our sales, marketing, service, supply chain and corporate functions globally. We pay particular attention to ensuring that internal efficiency efforts are developed with a clear focus on improving customer service levels.

3. Generate Focused, Profitable Growth.

We have historically experienced sales growth in excess of industrial production growth in our core markets. We are now pursuing a strategy designed to double our real sales growth rate over a period of several years, although we expect that economic conditions as this is written will restrain our ability to make progress on this front in 2009. We define real sales growth as organic growth less price that is designed simply to pass on higher raw material and freight costs. The key elements of our growth strategy are:

•

Pursue High-Growth Geographies.    We intend to continue to focus on high-growth markets and segments, implementing a “BRIC+” strategy that prioritizes resources — particularly hiring and training sales engineers – to areas with the greatest growth potential. Over the long term, we believe Brazil, Russia, India and China are among the countries offering the highest growth potential. Modernization in those markets is expected to drive water treatment growth at a rate faster than industrial production. In the near term, China and India are our top growth priorities. The “+” part of the BRIC+ strategy is focused on markets with emerging or expanding oil, refining and petrochemical operations, including the Caspian, Middle East and West Africa.

•

Maintain Technological Leadership.    We invest to develop new technologies and products through a focused commitment to technology, research and development. The evolution of our existing products and the development of new technologies have historically allowed us to sustain and enhance the profitability of our business and further penetrate our target markets, including our existing customer base. For example, over the past 15 years we have developed several generations of our TRASAR automated feed and control technology for cooling water treatment programs. We launched the latest generation of this technology, our 3D TRASAR cooling water stress management program, in 2004. In 2007, we extended our reach with this platform by introducing 3D TRASAR Technology for Reverse Osmosis membrane control. In 2009, we are further expanding on this breakthrough technology system by broadly introducing 3D TRASAR Control Technology for Boilers in many industrial markets. Our engineers will continue to work closely with our customers in an effort to identify new product opportunities and jointly develop new technologies.

•

Pursue High-Growth Industry Segments.    While we have shown the ability to exceed market growth rates even in many mature markets through innovative technology and advanced engineering, monitoring and control services, we believe that selecting the right industries on which to focus resources helps us exceed underlying market growth rates. In the late 1990s, we decided to disproportionately invest in research, development and training resources to support fast growth in the deepwater oil production industry. As a result, we continue to capture over 65% of business on these large platforms, exceeding our average market share in our overall Energy Services business. In addition to substantial investments in internally developed technology, we continue to pursue technology ventures and acquisitions that expand the expertise we can bring to customers in growing segments. We believe clean air technologies will grow faster than other areas, and are increasing resources dedicated to Nalco Mobotec combustion efficiency and air emission control applications. Through acquiring an 87.5% interest in Mobotec USA in late 2007, we now have the capability to reduce many critical air pollutants, including greenhouse gases, nitrogen and sulfur oxides (NOx /SOx), mercury, hydrogen chloride and particulates. During 2008, we acquired TIORCO, Inc. to add reservoir-engineering expertise to our enhanced oil recovery offering, and GL OneSource to expand our natural gas production maximization offering. We also bought Data Mobility Systems to expand our engineered modeling capabilities to optimize performance of various customer processes and Veranum Tempus Engenharia to expand our indoor climate control capabilities.

•

Build Upon Our Customer Base.    We seek to strengthen our position with our existing customer base as well as pursue new customers by continuing to serve as the leading global provider of fully integrated water treatment services and industrial process solutions, while building an air quality control platform. An essential element of our strategy is to continue integrating our sales and technical staff into our customers’ daily operations and process planning. Historically, this strategy has allowed us to expand our service and product offerings with existing customers and has led to the development of new technologies. We continually seek to add value for our customers by identifying those services, products and equipment that will enhance their profitability through reduced costs, improved yields and decreased capital spending — generally with substantial environmental benefits that include water use reduction, improved water quality, energy efficiency, waste reductions and air quality improvements.

•

Benefit from our Global Resource Advantage.    As one of a small number of companies that can provide turnkey water management solutions on a global basis, we seek to leverage our relationships with multinational companies by servicing them globally. We expect to benefit significantly as larger customers further consolidate their supplier base and increase their reliance on full service providers, such as our Company.

4. Improve Cash Flow.

We believe that there are significant opportunities to increase our cash flow. We believe that the capital expenditures required to maintain our business are low relative to our sales. We generally expect capital expenditures at or near $100 to $130 million annually. In 2009, we expect to spend about $120 to $130 million. In 2007 and 2008, net capital expenditures were $114.6 million and $133.1 million, respectively. Working capital management remains a source of opportunity for our Company. While management has historically focused on particular components of working capital, the large increase in raw material costs and commensurate price increases achieved to cover these costs have substantially driven up working capital requirements during the past several years. This working capital demand was further stretched in 2008 as inventories were increased to avoid potential customer service disruptions, and then only modestly reduced by the end of the year when those disruptions no longer loomed as a threat. Through a new integrated business management approach, combined with improved Sales and Operations Planning processes, we intend to reduce inventories meaningfully in the coming years. During 2008, improvements in Days Sales Outstanding during the first three quarters of the year were offset in the final months of the year as customers slowed the pace of paying receivables back to near levels that existed at the start of 2008. During the year ended December 31, 2008, we used cash flow from operations of $283.1 million for capital expenditures, share repurchase activities, several small acquisitions, common stock dividends, and modest debt payments.

5. Strengthen our Future.

Several elements of our operations are critical to our long-term success, including training and developing our people, developing improved recognition of our global brand, increasing customer satisfaction through a broader and more thorough implementation of our Six Service Standards approach to customer service management, and development of ever-increasing value from our technology pipeline. All of these issues attract substantial and ongoing senior leadership attention.

Our Segments and Offerings

	Industrial and Institutional Services	Energy Services	Paper Services
Market Positions	$7.5 billion global market (1)(2)	$4.8 billion global market (1)	$8.5 billion global market (1)
	#1 Market Position	#1 Market Position	#3 Market Position

Market Share (3)	18%	32%	9%

2008 Net Sales(4)	$1,813 million	$1,506 million	$777 million

Representative	Food, Beverage	Exploration	Fine Paper
Markets	Buildings, Hotels, Hospitals	Field Development	Uncoated Free Sheet
	Chemicals, Pharmaceuticals	Production	Coated Free Sheet
	Manufacturing, Metals, Power Utilities, Mining, Marine	Refining	Newsprint
		Petrochemical Manufacturing	Tissue and Towel Containerboard

(1)	Approximate market size based on internal estimates and industry publications and surveys.

(2)	Represents the water treatment and services markets, which accounted for approximately 72% of our Industrial and Institutional Services (I&IS) segment’s net sales in 2008.

(3)	Market share calculations include end-market allocations from an all-inclusive Emerging Market business unit within I&IS. Some chemical business and associated market size transferred from I&IS to Energy Services in 2008.

(4)	Segment net sales exclude approximately $116 million of sales reflected in our Other segment, including our sales through an Integrated Channels group.

Detailed results by Segment are available in Note 22 to our Consolidated Financial Statements.

Water and Process Services

Our new Water and Process Services Division encompasses two reporting segments – Paper Services, serving the pulp and paper industries, and Industrial and Institutional Services, which focuses on customers across industrial and institutional markets and will be renamed Water Services. Within both segments, we provide water, air and process applications aimed at combining environmental benefits with economic gains for our customers. Typically, water savings, energy savings, maintenance and capital expenditure avoidance are among the primary sources of value to our customers, with product quality improvements also being a key differentiating feature for many of our offerings.

Our offerings are organized according to the markets we serve so we can address the unique drivers faced by each segment. Innovative treatment of boiler water, cooling water, influent, and wastewater, along with practical solutions for process improvements and pollutant control, allow our customers to capture benefits from our programs. Typically, these benefits are measured with a return on investment calculation that incorporates reductions in total costs of operation, capital expenditure avoidance and improvements in our customers’ product pricing. We serve customers in the aerospace, chemical, pharmaceutical, mining and primary metals, power, food and beverage, medium and light manufacturing, marine and pulp and papermaking industries as well as institutional clients such as hospitals, universities, commercial buildings and hotels. Our Paper segment offers a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including graphic grades, board and packaging, and tissue and towel. We have typically served our largest customers in Water and Process Services for 15 years or longer. Our Industrial and Institutional segment generated net sales of $1.8 billion in 2008, representing 43% of net sales. Our Paper Services segment generated 2008 net sales of $777 million, representing 18% of our net sales.

Water Treatment Applications

Our water treatment capabilities are applied across our divisions. In the former Industrial and Institutional Services segment, water treatment programs accounted for 72% of net ongoing sales in 2008. Water applications accounted for 14% of net sales in our Paper segment. In our Energy Services segment, water applications accounted for 14% of net sales in 2008. The following descriptions include water treatment applications used across all of our segments.

Boiler Water Applications.    Nalco is the world leader in boiler water treatment technology. We have more than 80 years of experience in this core area and continue to invest and innovate to enhance reliability, reduce water use and improve efficiency for our customers. Corrosion and scale buildup are the most common problems addressed by our boiler water treatment programs. We have helped our customers overcome various boiler system challenges by providing integrated chemical solutions, process improvements and mechanical component modifications to optimize boiler performance. In 2009, we are expanding introduction of 3D TRASAR Technology for Boilers to most industrial markets — adding cutting-edge automation and control capabilities to our offering.

Cooling Water Applications.    Our cooling water treatment programs are designed to control the main problems associated with cooling water systems — corrosion, scale and microbial fouling and contamination — in open recirculating, once-through and closed systems. Our 3D TRASAR technology for cooling water is the world’s first automated system for simultaneous control of corrosion, scale and microbial fouling and contamination. This multi-patented combination of services, equipment, chemistry, automation and control was recognized with a United States Presidential Green Chemistry Challenge Award in 2008.

Wastewater Applications.    Our wastewater products and programs focus on improving overall plant economics, addressing compliance issues, optimizing equipment efficiency and improving operator capabilities and effectiveness. This is accomplished by a team of highly trained sales engineers, marketers, and technical support staff members along with innovative programs, such as our water-based ULTIMER polymers, for which Nalco won a United States Presidential Green Chemistry Challenge Award and a Research and Development 100 Award in 1999.

Clean Air Technologies

Nalco’s 2007 acquisition of an 87.5% interest in Mobotec USA, Inc., led to the formation of Nalco Mobotec, which provides innovative solutions to the world’s global air pollution challenges and offers practical approaches for the control of nitrogen and sulfur oxides (NOx /SOx), carbon monoxide, mercury and particulates. Nalco Mobotec’s patented solutions can accommodate fuel flexibility, biomass conversions, or co-firing in boilers. Instead of requiring major capital equipment purchases, its engineered solutions approach optimizes current assets. In addition to air quality improvements, Nalco Mobotec’s technologies can increase combustion efficiency — saving on energy costs and reducing greenhouse gas releases.

Pulp and Papermaking Applications

Today’s pulp and papermakers are under constant pressure to improve the overall efficiency of their operations in the face of excess capacity, shifting market demand for their finished products and escalating costs. To help our customers excel, we developed our SMART Solutions offering, a grade-based approach for improving customers’ end-product performance and optimizing operational efficiency.

Pulp Applications.    Careful management of fiber and energy resources is critical to both the quality and the efficiency of the pulping operation, especially when wood and energy costs force manufacturers to use variable sources of fiber. Our SMART Solutions for Fiber and Energy Management provide pulp manufacturers the answers to help increase efficiency, improve pulp quality and decrease the total cost of operation.

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

Paper Applications.    Our paper process applications focus on the key business drivers that our customers determine are critical to the success of their business. For example, manufacturers of board and packaging, graphic papers, and tissue and towel have very different customer needs. Maintaining strength in board and packaging is achieved very differently from the softness demanded by consumers of tissue and towel products. Different paper segments also have varying needs based on current market trends. Some may need to maximize production rates and optimize finished quality while others may need to improve operating efficiencies and reduce total cost of operations.

We integrate the entire papermaking process through mechanical, operational and chemical means to concentrate specifically on what our customers need to succeed in their market segments and improve overall their operational efficiency. Advanced sensing, monitoring and automation combine with innovative chemistries and detailed process knowledge to provide a broad range of customer solutions.

Our PARETO Technology for Wet-End Optimization improves and optimizes the delivery of retention aid chemicals to the paper machine while minimizing water and energy use for improved environmental performance. OxiPRO Technology for Deposit Control uses a combination of proactive monitoring tools, individually tailored chemistry strategies, and local application expertise to reduce sheet defects, improve runnability and increase paper machine uptime. EXTRA WHITE Technology for Brightness delivers cost-effective brightness and whiteness development in an environmentally friendly and safe manner, while having a positive impact on operational efficiency as compared to traditional brightness development methods.

Mining and Mineral Processing Applications

We provide a wide range of quality products, programs and services to help the mining and mineral processing industry improve product quality and productivity in a safe and environmentally responsible manner. Specifically, these offerings help increase recovery of the valued mineral, improve water quality for re-use or discharge to the environment, reduce contaminants in our customers’ products, increase plant throughput/utilization, reduce energy consumption, increase equipment life through scale and corrosion control and reduce or eliminate dust. The industries we serve include alumina and bauxite, coal, copper, precious metals, iron ore, aggregates, kaolin, phosphate, and soda ash.

Colloidal Technologies Applications

We invented and patented a commercial process for the production of stable concentrated silica solutions in 1941. Today, we operate one of the single largest colloidal silica facilities in the world, and our broad range of colloidal silica products, other specialty colloidal particles and complementary process chemicals are used in the polishing of silicon wafers, semiconductor chips, memory disks and other electronic substrates; in the manufacture of catalyst supports, vacuum formed shapes, high temperature refractories and specialty coatings; and in the precision investment casting of metal parts.

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

Odor Control Applications

We offer programs to combat odor based on three approaches: odor neutralization, precipitation and biological hydrogen sulfide prevention. Our odor control solutions treat a broad range of applications including roof vents, truck wash staging areas, landfills and garbage areas, HVAC equipment, automotive interiors, storage areas, sludge tanks, floor drains, lift stations, equalization tanks, digesters, gas scrubbers, aeration basins and clarifiers.

Environmental Hygiene Services

We offer a complete line of specialized services designed to assess, control and reduce risk from water-borne pathogens such as Legionella. Trained hygiene service specialists perform risk assessments to identify areas within water systems that could be at risk for pathogen proliferation. We then develop a site-specific, prioritized recommendation plan to reduce the risk of pathogen exposure that can lead to illnesses such as Legionnaires’ Disease. Our water system Cleaning & Disinfection services remediate sources of pathogen risk. We also offer Pathogen Analytical services to measure program performance. Our protocols aim to help customers comply with guidelines created by professional organizations, state and federal government agencies, and local governments.

Energy Services

Our Energy Services division provides on-site, technology-driven solutions to the global natural gas, petroleum and petrochemical industries. In addition to recovery, production and process enhancements, we deliver a full range of water treatment offerings to refineries and petrochemical plants. Our upstream process applications improve oil and gas recovery and production, extend production equipment life and decrease operating costs through services that include scale, paraffin and corrosion control, oil and water separation, and gas hydrate management solutions. Our downstream process applications increase refinery and petrochemical plant efficiency and the useful lives of customer assets, while improving refined and petrochemical product quality and yields. We continue to emphasize safety and environmental leadership in our product development and implementation efforts. Our customers include nearly all of the largest publicly traded oil companies. Our 10 largest Energy Services customers in 2008 have been with us for more than 10 years, with most more than 20 years. Our Energy Services division generated 2008 net sales of $1.5 billion, representing 36% of our net sales.

The Energy Services division is divided into a Downstream refinery and petrochemical processing service business and an Upstream group composed of our Oilfield Chemicals and Adomite business.

Adomite Well Service Applications

We support the Drilling/Exploration service industry by designing and supplying chemicals for drilling activities. Our Adomite business supplies chemicals for the cementing, drilling, fracturing and acidizing phases of oil and gas exploration, as well as conducting independent research and jointly developing products with major well service companies.

Oilfield Applications

Oil and natural gas production is increasing in harsh environments, including extreme temperature and pressure in remote locations. Exploration and production projects are gaining in scope and size, and the stakes have increased in flow assurance and infrastructure protection. Focusing on these new challenges, the Oilfield Chemicals group offers solutions to production flow challenges such as hydrate formation, paraffin deposition and emulsified streams.

We are the technology leader in the offshore marketplace. Our SurFlo certified products have undergone aggressive testing to ensure safety and effectiveness in offshore, deepwater and ultra-deepwater environments. Our FREEFLOW natural gas hydrate inhibition program represents an industry step-change, economically and safely displacing traditional hydrate control methods. Our expertise in new production techniques, such as seawater flood injection, helps our customers maximize the production of their operation while ensuring the safety and reliability of their infrastructure. Produced oil contains water that is costly to transport and is damaging to infrastructure. Our oil and water separation technologies and custom-blended products break oil and water emulsions, allowing water removal. Our water clarifiers work to purify the water and make it safe for environmental re-introduction.

Clean n Cor pipeline performance technology incorporates hands-on technical expertise with advanced chemistry and in-field monitoring to provide a comprehensive treatment solution that removes deposits from inner pipe walls and filter equipment and then prevents otherwise aggressive corrosion from taking place.

Enhanced Oil Recovery

In 2008 we formed a joint venture with Stepan Company to globally market custom-engineered chemical solutions that increase production of crude oil and gas from existing fields. Operating under the TIORCO brand, the company integrates enhanced oil recovery (EOR) processes by leveraging TIORCO’s 30 years of experience in EOR polymer and reservoir expertise, Nalco’s extensive reach in global upstream energy markets and Stepan’s global surfactant technology and manufacturing capabilities. Customers receive seamless sales and service with the first unified approach to the EOR market — identifying, evaluating and implementing solutions that optimize oil recovery. TIORCO markets our proprietary BrightWater Reservoir Sweep Efficiency Technology that was jointly developed with major oil companies. Early applications of BrightWater have demonstrated crude oil production increases of 25% to 80% in test wells.

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

Our total systems approach to water and process enables our customers to minimize energy use on the utilities side. With advances in monitoring, chemistry and application, 3D TRASAR technology for cooling water has reduced shutdowns for customers, resulting in maximum operational efficiency.

Clean fuels regulations require drastic reduction in the level of sulfur allowed in fuels. Our H2S Scavengers, such as the SULFA-CHECK system, help our customers to comply with all regulatory standards. We offer an entire line of fuel additives, including corrosion inhibitors, to protect engine fuel systems and pre-market underground storage tanks and piping. In addition, we offer fuel stabilizers, pour point depressants, cetane improvers, detergents and antioxidants for home heating oil and premium diesel and gasoline packages.

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

Water Treatment Applications

We provide total water management solutions specific to customers’ refining and chemical processing needs including boiler treatment, cooling water treatment and wastewater treatment. See “— Water and Process Services — Water Treatment Applications.”

Our Services

Our business is focused on providing integrated solutions to complex issues for our customers. These solutions are often adapted on-site by our technical sales professionals, and our sales teams are supported by a variety of innovative service offerings.

Analytical Services

Our highly trained analytical researchers combine in-field work and laboratory analysis to develop recommendations. Our ISO 9001:2000-certified laboratories use state-of-the-art equipment, including mass and nuclear magnetic resonance spectrometers and scanning electron microscopes, to conduct sample testing and process failure analysis for a range of water treatment and process applications. We have provided analytical services for more than 50 years and our more than 100 analytical researchers have an average of more than 10 years of experience in this field.

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

Customer Training

To educate our customers and promote more efficient and effective systems and processes in their operations, we have developed various classroom and online training programs that teach operators and engineers how to work more effectively and efficiently. We conduct water treatment seminars to formally train our customers how to use our equipment and chemicals and how to implement best practices. These water treatment workshops are held in a classroom setting, allowing attendees to discuss technical and industry-related issues among their peers and to review tailored answers to their operation-specific questions. Facilitators guide the attendees through various topics such as trending, energy management, cost implications, and best practices. These peer group discussions help the attendees troubleshoot and create informal support networks. Our interactive, Web-based program, Nalco Customer University, provides an economical and convenient alternative to our classroom seminars.

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

We recognize the importance of accurate, reliable chemical feed to the success of manufacturing process and water treatment programs. Pre-packaged chemical feed systems ensure easy installation, start-up and reliable chemical feed, including our ValueLine Polymer Feeders and a line of modular pump and control systems. These chemical feed systems are used to pump chemicals into a customer’s manufacturing and/or water treatment process. Some feed systems also have mixing technologies that produce high-quality solutions without using mechanical agitators. Additionally, we have set the standard for returnable chemical delivery systems and “hands-off” chemical handling. Our PORTA-FEED units are returnable shipping containers set up at a customer’s plant to feed our chemicals into the customer’s system. When the chemical level is low, a refill unit is delivered to the plant and we take the empty PORTA-FEED unit back for cleaning and re-use. Since the introduction of the PORTA-FEED program in 1985, we have eliminated the disposal of over four million chemical drums.

We also understand that it is crucial to all businesses to have the power to monitor and control their chemical treatment programs on an on-going basis in an efficient and easy-to-use manner. We have developed equipment that works with our innovative TRASAR and 3D TRASAR technology to provide real-time, on-line monitoring of actual chemical levels in a system. Through our TRASAR system, we chemically “bar-code” treatment molecules with a fluorescent tracer that reacts to specific light wavelengths. Once in the system, the tracer is optically excited and detected. Our equipment monitors the level of chemicals and continuously makes automatic adjustments as necessary through chemical injection systems linked to the TRASAR or 3D TRASAR controller. By preventing overfeeding and underfeeding, and eliminating the unnecessary application of chemicals, this real-time, on-line monitoring capability saves water and energy as well as improves efficiency, reliability and productivity.

We offer integrated UltraTreat systems that include industrial reverse osmosis systems, water softening equipment, multi-media and carbon filtration and high efficiency filters.

Joint Ventures

During our history, we have entered into general partnerships or joint ventures for limited scope business opportunities. We have a joint venture with Siemens Water Technologies Inc., Treated Water Outsourcing, to pursue process water treatment outsourcing projects and to supply standard water treatment equipment packages with our chemicals and service offerings. In June 2004, we entered into a joint venture with Katayama Chemical, Inc., or KCI, for the marketing and sale of our water treatment and process chemicals in Japan. KCI is a leading participant in these markets in Japan and the venture permits the combination of our broad product portfolio with KCI’s strong market presence. This joint venture does not include manufacturing, research and administrative resources, which are provided to the joint venture by the parents. In 2008 we formed a joint venture with Stepan Company operating under the TIORCO brand to globally market custom engineered chemical solutions for increased production of crude oil and gas from existing fields. The joint venture is equally owned and controlled by Nalco and Stepan. The two partners will capture most of the value generation directly. Additionally, we maintain longstanding partnerships in Saudi Arabia, relating to base-water treatment, and in Spain, relating to oil-free emulsion polymers.

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

The market for water treatment chemicals is highly fragmented, but is led by our Company and GE Water Technologies. The remainder of the market is comprised of mainly regional and local players. Regional service providers tend to be mid-sized and focus either on a limited geographic region or a smaller subset of products and services and include companies such as Ashland Inc.’s Drew Industrial Division, Danaher Corporation’s ChemTreat business, and Kurita Water Industries Ltd. Local players are smaller and tend to focus on servicing local businesses typically requiring less sophisticated applications.

The largest participants in the energy services sector are our Company, Baker Petrolite Corporation, GE Water Technologies and Champion Technologies, Inc. The remainder of the market consists of smaller, regional niche companies focused on limited geographic areas.

The market for specialty and water treatment chemicals used in the pulp and paper industry is fragmented. The top suppliers of water treatment services to the pulp and paper industry are our Company, Ashland’s newly acquired Hercules business, Kemira Oyj, Akzo Nobel N.V.’s EKA Chemicals AB and BASF AG, which is in the process of acquiring Ciba Specialty Chemical Holding Inc. The remainder of the market is comprised of smaller, regional participants.

Research and Development

We benefit from a high quality research and development effort consisting of more than 490 personnel worldwide, more than 200 of whom have Ph.D.s, dedicated to developing new technology and providing support. Our laboratories, which are located in the United States, the Netherlands, China and Singapore, are involved in the research and development of chemical products and in providing technical support, including chemical analyses of water and process samples. Research and development spending was

$74.0 million, $66.1 million and $60.9 million and for the years ended December 31, 2008, 2007 and 2006, respectively. In recent years, we have received numerous research and development awards, including a United States Presidential Green Chemistry Achievement Award in 2008 for our 3D TRASAR technology for cooling water.

We believe that continued research and development activities are critical to maintaining our leadership position within the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Intellectual Property

We own or have licenses to use a large number of patents relating to a large number of products and processes. We currently have nearly 600 patents in the United States and more than 2,000 worldwide with remaining durations ranging from less than one year to 20 years. The average remaining duration is approximately nine years. We also have nearly 300 registered U.S. trademarks covering our products. Our rights under such patents and licenses and trademarks are of significant importance in the operation of the business. Patents related to our TRASAR and 3D TRASAR technology and trademarks related to Nalco Company and Calgon are considered material to our business. We believe that no other patent, trademark or license is material to our business.

Raw Materials

We purchase more than 6,900 raw materials, with the largest single raw material representing less than 1% of sales, or less than 3% of raw material purchases. While single raw material purchases are not significant to us, we do purchase similar categories of products in many cases. Four categories of raw material purchases each represented more than 10% of our total North American purchases in a recent analysis: Organics; Monomers; Polymers; and Solvents, Oils and Alcohols. In addition, another four categories of raw materials each accounted for more than 5% of our raw material purchases: Amines; Surfactants; Biocides; and Inorganics and Salts. Our raw material purchases also include a variety of packages, bases, defoamers, fatty acids and phosphonates, among many other types of materials. For the years ended December 31, 2008, 2007 and 2006, we purchased direct materials valued at $1,265.0 million, $1,126.0 million and $1,053.0 million, respectively. In addition, joint ventures consolidated by us made direct material purchases valued at $88.0, $79.7 million and $60.6 million in the years ended December 31, 2008, 2007 and 2006, respectively.

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

Employees

As of December 31, 2008, we had about 11,770 employees, of whom approximately 4,790 were employed in North America, approximately 3,015 were employed in Europe, the Middle East and Africa, approximately 1,680 were employed in Latin America and approximately 2,285 were employed in the Pacific region. We consider relations with our employees to be good.

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

We do not believe that compliance with environmental protection laws and regulations will have a material effect upon our capital expenditures, earnings or competitive position, although there can be no assurance to that effect. Our capital expenditures for environmental control facilities during 2009 and future periods are not presently expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters or future environmental requirements on our financial position, results of operations, liquidity or cash flow.

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

Executive Officers

Name	Title	Age
J. Erik Frywald	Chairman, President and Chief Executive Officer	49
Bradley J. Bell	Executive Vice President and Chief Financial Officer	56
David E. Flitman	Executive Vice President and President, Water and Process Services Division	44
David Johnson	Executive Vice President and President, Europe, Africa and Middle East	48
Mary Kay Kaufmann	Chief Marketing Officer	49
Scott C. Mason	Senior Vice President, Supply Chain and Safety, Health and Environment	49
Eric G. Melin	Executive Vice President and President, Asia Pacific	48
Dr. Manian Ramesh	Chief Technology Officer	51
Steve M. Taylor	Executive Vice President and President, Energy Services Division	46
John P. Yimoyines	Group Vice President, Business Optimization	60

J. Erik Fyrwald has been our Chairman, President and Chief Executive Officer since February 2008. From 2003 to 2008, Mr. Fyrwald served as Group Vice President of the Agriculture and Nutrition division of E.I. du Pont de Nemours and Company.

Bradley J. Bell has been our Executive Vice President and Chief Financial Officer since joining us in November 2003. From 1997 to 2003, Mr. Bell served as Senior Vice President and Chief Financial Officer of Rohm and Haas Company.

David E. Flitman is our Executive Vice President and President, Water and Process Services division. Prior to joining Nalco in August 2008, Mr. Flitman was President of Allegheny Power, the energy delivery arm of Allegheny Energy Inc. He joined Allegheny in 2005 as Vice President of Distribution. Before that, he was Global Business Director for the Nonwovens Business Group of E.I. du Pont de Nemours and Company.

David Johnson is our Executive Vice President and President of Europe, Africa, Middle East (EAME). In May 2007, he was named Group Vice President and President of Europe, Africa, Middle East (EAME) Operations. Prior to that, Mr. Johnson was Vice President of the global Downstream business for our Energy Services division since 2006. He was the Global Strategic Business Leader for Energy Services Downstream from 2004 to 2005. In 2003, Mr. Johnson was General Sales Manager for the Downstream business in North America.

Mary Kay Kaufmann is our Chief Marketing Officer. She has held this position since August 2008. In May 2007, she was named Group Vice President and President, Industrial and Institutional Services — Middle Market. Beginning in 2006, Ms. Kaufmann was Vice President, Nalco Business Transformation Team. From 2004 to 2006, she was Strategic Business Unit Leader for Food, Beverage and Pharmaceutical industries in the Americas and Europe. Ms. Kaufmann was Vice President of Sales for I&IS — North America from 2002 to 2004.

Scott C. Mason is our Senior Vice President, Supply Chain and Safety, Health and Environment. He joined us in January 2006 as Group Vice President and President, Alternate Channels and Operations Planning. In May 2007, he took on the added responsibility for our Global Supply Chain, including all manufacturing and procurement. Effective October 2008, he took responsibility for our Safety, Health and Environment operations. Mr. Mason was formerly Vice President of GrafTech International Ltd. and served as President, Advanced Carbon Solutions (2005). He was President, Graphite Power Systems from 2003 to 2005. He was elected Chief Executive Officer and Chairman of Carbon Savoie (France) from 2003 to 2005, and he was elected Chief Executive Officer and President, UCAR SpA (Italy) from 2003 to 2005.

Eric G. Melin is Executive Vice President and President, Asia Pacific. Prior to being named to his present position in September 2008, Mr. Melin worked for Nalco as a consultant on growth in Asia. Prior to that, he had been Chief Operating Officer, President and Board Member of Isola Corporation, a private-equity-owned global designer, developer and manufacturer of high-performance materials used in electronic systems. Before joining Isola in 2006, he was Vice President and General Manager of E.I. du Pont de Nemours and Company’s Refinish Systems.

Dr. Manian Ramesh was named Chief Technology Officer in September 2008. Prior to that, he had been our Corporate Vice President for Research and Development since May 2007; Vice President, Process, Water and Core Technologies from July 2006 to May 2007; Vice President, Water and Core Technologies from October 2003 to July 2006; and Vice President, Research and Development from September 2002 to October 2003.

Steve M. Taylor is Executive Vice President and President, Energy Services division. From May 2007 until January 2009, he was Group Vice President and President of our Energy Services division. Prior to that, he served as Vice President of Upstream Energy Services since 2006. In 2005, Mr. Taylor served as

Strategic Business Unit Leader of our Oilfield Chemicals group. In 2004, he was named Division Vice President of Marketing for Upstream and Downstream in our Energy Services division. From 2002 to 2004, Mr. Taylor served as Worldwide Marketing Manager.

John P. Yimoyines is our Group Vice President, Business Optimization. From June 2006 until January 2009, he was Group Vice President and President, Paper Services division. Prior to joining us, Mr. Yimoyines spent 35 years in the chemical industry working first for Union Carbide and then Dow after the acquisition of Union Carbide by Dow.

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

Our ability to anticipate, respond to and utilize changing technologies is crucial because we compete with many companies in each of the markets in which we operate. For example, we compete with hundreds of companies in the water treatment chemicals market, including our largest global water treatment competitor, GE Water Technologies. Our ability to compete effectively is based on a number of considerations, such as product and service innovation, product and service quality, distribution capability and price. Moreover, water treatment for industrial customers depends on the particular needs of the industry. For example, the paper industry requires a specific water quality for bleaching paper; certain industrial boilers require demineralized water; the pharmaceuticals industry requires ultra pure water for processing; and, in the case of municipal services, water treatment includes clarification for re-use, sludge dewatering and membrane ultra filtration. We may not have sufficient financial resources to respond to the changing needs of a particular industry and to continue to make investments in our business, which could cause us to become less competitive.

Our substantial leverage could harm our business by limiting our available cash and our access to additional capital.

As of December 31, 2008, our total consolidated indebtedness was $3,223.4 million and we had $250.0 million of borrowing capacity available under our revolving credit facility (excluding $21.1 million of outstanding letters of credit).

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

•

$887.0 million of our term debt matures in 2010. Current economic conditions have resulted in tighter business credit, and thus our ability to refinance or do so with desirable interest rates or other terms may be limited, and may be further jeopardized by the goodwill impairment charge recorded in 2008.

At December 31, 2008, we had $1,071.1 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $10.7 million per year.

Despite our current leverage, we may still be able to substantially increase our indebtedness. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to substantially increase our indebtedness in the future. The terms of the indentures governing our subsidiaries’ notes do not fully prohibit our subsidiaries or us from doing so. Nalco Company’s revolving credit facility provides commitments of up to $250.0 million, all of which would have been available for future borrowings as of December 31, 2008 (excluding $21.1 million of outstanding letters of credit). If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

The effects of the recent global economic crisis may impact our business, operating results or financial condition.

The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways, including impairments of goodwill and other intangible and tangible assets. When general economic conditions deteriorate, we may suffer reductions in our sales and profitability. In addition, the financial stability of our customers and suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. We may also find it more costly or difficult to obtain financing to fund operations or investment opportunities, or to refinance our debt in the future.

Our significant non-U.S. operations expose us to global economic and political changes that could impact our profitability.

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 130 countries and, in 2008, approximately 55% of our net sales originated outside the United States and some of our business is conducted in politically unstable countries such as Venezuela. There are inherent risks in our international operations, including:

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

On November 27, 2006, the U.K. Health and Safety Executive (“HSE”) issued a summons charging one of our subsidiaries with a violation of the Health and Safety at Work Act. The summons was re-issued in the Crown Court of Worcester on July 23, 2007. The charge relates to a Legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The Legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer, H.P. Bulmer Limited, was also charged. Our subsidiary submitted a guilty plea to a portion of the charge, exposing non-employees to a health risk, on September 3, 2007. Similarly, our subsidiary’s customer submitted a guilty plea. On July 1, 2008, the Crown Court issued a penalty of £300,000 ($0.6 million) and court costs of £50,000 ($0.1 million) against our subsidiary relating to this violation. An identical penalty was issued against the subsidiary’s customer.

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

The activities at our production facilities are subject to a variety of federal, state, local and foreign laws and regulations (“production regulations”). Similarly, the solid, air and liquid waste streams produced from our production facilities are subject to a variety of regulations (“waste regulations”) and many of our products and the handling of our products are governmentally regulated or registered (“product regulations”). Each of the production, waste and product regulations is subject to expansion or enhancement. Any new or tightened regulations could lead to increases in the direct and indirect costs we incur in manufacturing and delivering products to our customers. For example, the European Commission has imposed new chemical registration requirements on the manufacturers and users of all chemicals, not just those which are considered to be harmful or hazardous. Such regulations, referred to as REACH, will cause all chemical companies to incur additional costs to conduct their businesses in

European Commission countries. Similarly, the need for certain of our products and services is dependent upon — or triggered by — governmental regulation, and changes in such regulation could impact our sales of these products or services. In addition to an increase in costs in manufacturing and delivering products, a change in production regulations or product regulations could result in interruptions to our business and potentially cause economic or consequential losses should we be unable to meet the demands of our customers for products.

We may not be able to achieve all of our expected cost savings.

For the years 2004 through 2008, our average annual cost savings were $84 million. In 2008, we achieved cost savings of $94 million, which was well above our target of $75 million. A variety of risks could cause us not to achieve the benefits of our expected cost savings, including, among others, the following:

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

We sponsor various pension plans worldwide that are underfunded and require significant cash payments. For example, in 2007 and 2008, we contributed $86.8 million and $86.2 million, respectively, to our pension plans. We expect to contribute at least $85.0 million to the U.S. pension plan in 2009. We may also opt to make additional voluntary contributions to various pension plans worldwide in 2009. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our contributions could be even higher than we expect. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

As of December 31, 2008, our worldwide pension plans were underfunded by $321.8 million (based on the actuarial assumptions used for purposes of Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions). Our U.S. pension plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under certain circumstances. In the event our U.S. pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $2.8 billion as of December 31, 2008, or approximately 55% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1.7 billion as of December 31, 2008, or 34% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. We recognized a $544.2 million goodwill impairment charge in 2008. Some of the products and services we sell to our customers are dependent upon laws and regulations, and changes to such laws or regulations could impact the demand for our products and services. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

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

We may be subject to information technology system failures, network disruptions and breaches in data security.

We rely to a large extent upon sophisticated information technology systems and infrastructure. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested heavily in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

Provisions contained in our amended and restated certificate of incorporation and bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our amended and restated certificate of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our amended and restated certificate of incorporation authorizes our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our stockholders. Thus, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These rights may have the effect of delaying or deterring a change of control of our company. In addition, a change of control of our company may be delayed or deterred as a result of our having three classes of directors. Additionally, Section 203 of the Delaware General Corporation Law provides that, subject to specified exceptions, a Delaware corporation shall not engage in business combinations with any entity that acquires enough shares of our common stock without the consent of our Board of Directors to be considered an “interested stockholder” under Delaware law for a three-year period following the time that the stockholder became an interested stockholder. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal administrative offices and research center are located in Naperville, Illinois. These facilities are leased. We maintain administrative and research facilities in Sugar Land, Texas and Leiden, Netherlands, both of which we own, and in Singapore, which we lease. We position our manufacturing locations and warehouses in a manner to permit ready access to our customers. We operate 18 plants in North America, 6 plants in Latin America, 11 plants in Europe and the Middle East and 13 plants in the Asia/Pacific region. We own all of our major manufacturing facilities and we also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

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

Our common stock is traded on the New York Stock Exchange (ticker symbol NLC). As of February 5, 2009, the number of holders of record of our common stock was approximately 18,200.

High and low sales prices per share of our common stock for each quarter during 2008 and 2007 were as follows:

	2008		2007
Quarter Ended	High	Low	High	Low
March 31	$24.50	$17.32	$25.17	$19.94
June 30	26.28	21.11	29.29	23.75
September 30	25.90	17.60	30.08	22.51
December 31	18.84	7.80	30.98	21.32

The closing sales price on December 31, 2008 was $11.54.

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

The table below sets forth information regarding repurchases of our common stock during the three months ended December 31, 2008:

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2008 – October 31, 2008	200,000	$13.04	200,000	$90,856,516
November 1, 2008 – November 30, 2008	165,900	$12.67	165,900	$88,753,833
December 1, 2008 – December 31, 2008	—	$—	—	$88,753,833

Total	365,900	$12.87	365,900	$88,753,833

(1)	On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. We intend to repurchase all shares under this authorization in open market transactions. There is no set timetable for share repurchases, and the program has no stated expiration date.

The following graph compares the cumulative total return of our common stock to the cumulative total return of the S&P 500 Stock Index, Russell 1000 Index, the S&P Specialty Chemicals Index and the Dow Jones Sustainability Index through the year ended December 31, 2008, the last trading day of our fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at November 10, 2004 and that all dividends were reinvested. It should be noted that 2008 is a transition year. The Dow Jones Sustainability Index has been added and the Russell 1000 will not be included going forward.

ITEM 6.	SELECTED FINANCIAL DATA

The Nalco Holding Company financial statements include the consolidated audited financial statements of Nalco Holding Company and its subsidiaries.

You should read the following data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements included elsewhere in this Annual Report.

(dollars in millions, except per share data)	Year ended December 31
	2008	2007	2006	2005	2004
Statement of Operations Data:
Net sales	$4,212.4	$3,912.5	$3,602.6	$3,312.4	$3,033.3
Operating costs and expenses:
Costs of product sold	2,381.1	2,157.9	1,995.3	1,841.0	1,578.8
Selling, administrative, and research expenses	1,247.2	1,201.0	1,094.7	1,020.9	1,038.8
Impairment of goodwill (1)	544.2	—	—	—	—
Amortization of intangible assets	56.8	62.1	70.1	81.6	96.3
In-process research and development (6)	—	—	—	—	122.3
Restructuring expenses (2)	33.4	15.3	9.5	25.6	1.7
Sponsor monitoring fees	—	—	—	—	11.2
Sponsor monitoring agreement termination fee (7)	—	—	—	—	35.0
Loss (gain) on divestiture	(38.1)	—	—	—	—

Operating costs and expenses	4,224.6	3,436.3	3,169.6	2,969.1	2,884.1

Operating earnings (loss)	(12.2)	476.2	433.0	343.3	149.2
Other income (expense), net (3)	(17.4)	(4.8)	(4.4)	3.1	(10.8)
Interest income	8.3	9.1	9.1	8.4	10.2
Interest expense	(258.8)	(274.0)	(272.0)	(258.0)	(250.8)

Earnings (loss) before income taxes and minority interests	(280.1)	206.5	165.7	96.8	(102.2)
Income tax provision	54.5	69.3	58.9	43.3	30.8
Minority interests	(8.0)	(8.2)	(7.9)	(5.7)	(5.8)

Net earnings (loss)	$(342.6)	$129.0	$98.9	$47.8	$(138.8)

Common Share Data:
Net earnings (loss) per share (4):
Basic	$(2.44)	$0.90	$0.69	$0.34	$(1.42)
Diluted	$(2.44)	$0.88	$0.67	$0.33	$(1.42)
Weighted average shares (millions):
Basic	140.1	143.2	143.0	141.7	97.7
Diluted	140.1	146.7	146.7	146.6	97.7
Cash dividends declared per share	$0.14	$0.14	—	—	—
Statement of Cash Flows Data:
Net cash provided by (used for):
Operating activities	$283.1	$323.4	$284.8	$199.9	$237.5
Investing activities	(95.4)	(141.7)	(99.6)	(75.9)	(72.2)
Financing activities	(232.9)	(105.3)	(179.6)	(125.9)	(232.8)
Other Financial Data (unaudited):
EBITDA (5)	$155.8	$657.6	$621.8	$555.6	$343.2
Non-cash charges included in EBITDA (6)	568.2	35.6	35.5	19.8	174.4
Unusual items included in EBITDA (7)	(14.5)	27.8	19.2	8.3	59.7
Capital expenditures, net (8)	133.1	114.6	93.4	74.6	91.8
Depreciation	136.6	132.3	131.0	133.3	114.3
Amortization of intangible assets	56.8	62.1	70.1	81.6	96.3

	As of December 31
(dollars in millions)	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$61.8	$119.9	$37.3	$30.8	$33.3
Working capital (9)	684.8	629.7	560.9	498.0	424.2
Property, plant and equipment, net	703.7	762.3	743.4	755.3	847.3
Total assets	5,042.0	5,978.6	5,656.5	5,552.4	5,933.9
Total debt (including current portion of long-term debt)	3,223.4	3,324.1	3,188.8	3,266.8	3,442.5
Total shareholders’ equity	393.3	1,117.8	890.9	705.5	710.4

(1)	During the fourth quarter of 2008, we recorded a goodwill impairment charge of $544.2 million, reducing the goodwill balance of our Paper Services reporting unit to zero.

(2)	We incur restructuring (formerly entitled “business optimization”) expenses, representing mostly employee severance and related costs, in connection with our programs to redesign and optimize our business and work processes.

(3)	Other income (expense), net consists of recognized gains and losses on foreign currency transactions, equity earnings of unconsolidated subsidiaries, franchise taxes, gains/(losses) on the disposals of assets, and other miscellaneous income (expense). The year ended December 31, 2008 included $10.7 million of foreign currency transaction losses. Included for the year ended December 31, 2004 was a $13.7 million charge for the early repayment of senior discount notes.

(4)	Net earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average shares outstanding.

(5)	EBITDA, a measure used by management to measure operating performance, is defined as net earnings plus interest, taxes, depreciation and amortization. EBITDA is reconciled to net earnings (loss) in the following table. We believe EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net earnings (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The amounts shown for EBITDA as presented herein differ from the amounts calculated under the definition of EBITDA used in our debt instruments. The definition of EBITDA used in our debt instruments is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

The following is a reconciliation of net earnings (loss) to EBITDA:

	Year ended December 31
(dollars in millions)	2008	2007	2006	2005	2004
Net earnings (loss)	$(342.6)	$129.0	$98.9	$47.8	$(138.8)
Interest expense, net	250.5	264.9	262.9	249.6	240.6
Income tax provision	54.5	69.3	58.9	43.3	30.8
Depreciation	136.6	132.3	131.0	133.3	114.3
Amortization of intangible assets	56.8	62.1	70.1	81.6	96.3

EBITDA	$155.8	$657.6	$621.8	$555.6	$343.2

(6)	EBITDA, as defined above, was reduced by the following non-cash charges, each of which is further discussed below:

	Year ended December 31
(dollars in millions)	2008	2007	2006	2005	2004
Impairment of goodwill	$544.2	$—	$—	$—	$—
In-process research and development	—	—	—	—	122.3
Inventory step-up	—	—	—	—	14.6
Asset write-offs	—	—	2.5	2.8	1.1
Profit sharing and 401(k) expense funded by Suez	20.1	28.6	25.6	13.2	27.8
Other	3.9	7.0	7.4	3.8	8.6

	$568.2	$35.6	$35.5	$19.8	$174.4

Impairment of Goodwill

Goodwill impairment of $544.2 million was recorded during the year ended December 31, 2008, eliminating all goodwill previously allocated to our Paper Services reporting unit during our 2003 leveraged buyout.

In-process Research and Development

In-process research and development was a one-time charge of $122.3 million recorded during the year ended December 31, 2004, as a result of purchase accounting entries related to the Acquisition.

Inventory Step Up

As a result of purchase accounting for the Acquisition, we wrote up our inventory to fair value and subsequently charged the write up to cost of sales as the inventory was sold. The statement of operations for the year ended December 31, 2004 reflects the inventory step-up in cost of product sold.

Profit Sharing and 401(k) Expense Funded by Suez

In conjunction with the Acquisition, we entered into an agreement with Suez whereby Suez will reimburse us for certain profit sharing and 401(k) matching contributions made to the Profit-Sharing Trust until no later than 2010.

Other

Other non-cash charges include the non-cash impact on earnings of our equity investments and minority interests, and also include the non-cash portion of rent expense under the sublease that we entered into with a Suez subsidiary in conjunction with the Acquisition.

In addition, in 2007, we reduced the estimated residual value on a leveraged lease investment, resulting in a non-cash loss of $2.3 million.

(7)	In addition to incurring non-cash charges and restructuring expenses, our EBITDA was impacted by the following unusual (income) expenses, each of which is further discussed below:

	Year ended December 31
(dollars in millions)	2008	2007	2006	2005	2004
Pension and OPEB settlement and curtailment	$10.6	$0.5	$1.7	$0.5	$0.1
Loss (gain) on sales, net of expenses	(33.2)	2.0	6.0	4.1	0.2
Other unusual items	8.1	25.3	11.5	3.7	59.4

	$(14.5)	$27.8	$19.2	$8.3	$59.7

Pension and Other Postretirement Benefits (OPEB) Settlement and Curtailment

In 2008, we incurred $10.6 million of settlement charges mostly as a result of an increase in the volume of lump sum payments to retiring employees.

Loss (Gain) on Sales, Net of Expenses

In 2008, we recognized a $38.1 million gain on the sale of our Finishing Technologies surface treatment business. In 2006, we recorded a loss of $2.1 million from the sale-leaseback of our facility in Austria, and we also recognized losses of $1.2 million from the disposal of equipment at a plant in the U.K. In 2005, an impairment loss of $2.4 million was recognized on a business that was held for sale.

Other Unusual Items

Other unusual items include the non-cash compensation expenses recognized from grants of stock options or other stock rights to officers, directors and employees. Our share-based compensation plan expenses for the years 2008, 2007, 2006, 2005 and 2004 were $6.2 million, $15.5 million, $1.8 million, $0.3 million, and $0.1 million, respectively. Included in 2007 was a $12.0 million expense for a grant of nonvested common stock as part of an agreement with our former Chairman and Chief Executive Officer, Dr. William H. Joyce, who retired effective December 30, 2007.

For the years ended December 31, 2007 and 2006, significant other unusual items included consultancy fees in connection with our work process redesign initiatives of $4.0 million and $3.8 million, respectively, and consulting and legal fees associated with our legal entity restructure of $5.2 million in each year.

In 2005, we incurred $1.0 million of costs on behalf of the Sponsors’ secondary offering. In addition, $1.1 million of inventory that pre-dated the Acquisition was written off.

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

(8)	Capital expenditures are net of proceeds from disposal of assets.

(9)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term debt and current portion of long-term debt) and calculated as follows:

	As of December 31
(dollars in millions)	2008	2007	2006	2005	2004
Current assets less current liabilities	$652.8	$619.2	$448.0	$506.2	$439.8
Less cash and cash equivalents	(61.8)	(119.9)	(37.3)	(30.8)	(33.3)
Plus short-term debt	93.8	130.4	150.2	22.6	17.7

Working capital as defined	$684.8	$629.7	$560.9	$498.0	$424.2

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations includes references to the Transactions, defined as the acquisition of Ondeo Nalco Group, comprised of Nalco Company and Nalco International SAS Subsidiaries, by Nalco Holdings from Suez (“Suez”) and the related financings in connection with such acquisition (the “Acquisition”).

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Annual Report for the fiscal year ended December 31, 2008 (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Annual Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “ believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated in Item 1A, “Risk Factors,” such risks, uncertainties and other important factors include, among others:

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

Direct contribution is defined as net sales, less cost of product sold, selling and service expenses, marketing expenses, research expenses and capital charges (an internal non-GAAP charge based on trade accounts receivable, inventories and equipment specifically identifiable to each of our operating segments). EBITDA is defined as net earnings (loss) plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted for certain cash and non-cash charges, as permitted under our senior discount note, senior note and senior subordinated note indentures and our senior credit facility. Free Cash Flow is defined as net cash provided by operating activities, less capital expenditures and minority interest charges.

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

Direct contribution, EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Direct contribution is reconciled to consolidated earnings (loss) before income taxes and minority interests in Note 22 of our consolidated financial statements included in Item 8 of this Annual Report. The most direct comparable GAAP financial measures of each other non-GAAP financial measure, as well as the reconciliation between each other non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures below. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

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

Impairment of Long-Lived Assets Other Than Intangibles

We conduct periodic reviews for idle equipment and review business plans for possible impairment implications. PORTA-FEED stainless steel containers, utilized to ship chemicals, represent approximately 7.1% of our property, plant and equipment and are managed globally to optimize the delivery of chemicals to customer and company sites around the world. Due to their high mobility, there is a risk that PORTA-FEEDs could be damaged or lost in transit. We perform continuous cycle counts of our PORTA-FEEDs and when such counts are inconsistent with our tracking system, we investigate the discrepancy in order to locate the container. If the PORTA-FEED is not found, we write off the asset immediately.

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

Goodwill and Other Intangible Assets

The carrying values of goodwill and other intangible assets with indefinite lives are reviewed for possible impairment annually on the first day of our fourth quarter, October 1, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The carrying values of intangible assets with finite lives are reviewed for possible impairment when events or changes in business circumstances indicate that the carrying value may not be recoverable.

We have defined our reportable segments as our reporting units for our goodwill impairment testing. We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using a discounted cash flow approach. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

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

We performed our annual impairment test during the fourth quarter 2008. The fair value of our reporting units was estimated based on a discounted projection of cash flows. The rates used in determining discounted cash flows for each of our reporting units was a rate corresponding to our cost of capital, adjusted for risk where appropriate. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions. As a result of a significant decline in our stock price in the fourth quarter 2008, and a sharp deterioration in conditions within the paper industry and the general economy during that quarter, our impairment test indicated the potential for impairment in our Paper Services reporting unit.

We performed the second step of the goodwill impairment test and determined that an impairment of goodwill existed. Accordingly, we recorded a non-cash goodwill impairment charge of $544.2 million in the fourth quarter 2008, reducing the goodwill balance of our Paper Services reporting unit to zero.

The aggregate fair value of our reporting units as determined in the first step of our annual impairment test was reconciled to our market capitalization as of September 30, 2008. Our market capitalization was 25% higher than the aggregate fair value of our reporting units, which represented an implied control premium. While lower than the control premiums of some chemical industry transactions announced earlier in 2008, we believe it is reasonable in light of the changes in market and economic conditions subsequent to those announced transactions.

Critical assumptions used in estimating the fair value of our reporting units for the impairment test included the discount rate and the terminal growth rate for each unit. The following table summarizes those assumptions:

	Discount Rate	Terminal Growth Rate
Industrial & Institutional Services	11.0%	3.0%
Energy Services	12.0%	3.0%
Paper Services	12.0%	1.0%

The following table presents the amount of headroom (the percentage difference between each reporting unit’s fair value and carrying value) for each of our reporting units as of the date of our annual impairment test, October 1, 2008:

Headroom (1)
Industrial & Institutional Services	52%
Energy Services	154%
Paper Services	(50)%

(1)	Headroom = (fair value – carrying value) / carrying value.

The following table presents the impact on the resultant headroom if there was a one-percentage-point change in the discount rate and terminal growth rate from what was actually used for the impairment test:

	Headroom as of October 1, 2008
	Industrial & Institutional Services	Energy Services	Paper Services
One-percentage-point:
Increase in discount rate	34%	127%	(55)%
Decrease in discount rate	76%	188%	(45)%
Increase in terminal growth rate	68%	179%	(48)%
Decrease in terminal growth rate	40%	134%	(52)%

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

The expected long-term rate of return on plan assets is established using historical market data for each asset class as well as the target allocation. Historical markets are analyzed and long-term historical relationships between equity and fixed income investments are preserved consistent with the widely accepted capital market principle that assets with higher volatility will generate a greater return over the long run. Active management is employed in most asset classes, which also contributes to the return assumption. The total weighted-average return on each asset class supports our long-term expected rate of return assumption.

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

For the year ended December 31, 2008, we recognized consolidated pension expense, including settlements, of approximately $45 million. We expect pension expense, including forecasted settlements, to decrease to about $29 million in 2009. Holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities of one quarter of a percentage-point would decrease/increase 2009 pension expense and the benefit obligation by approximately $3 million and $30 million, respectively. Also, holding all other factors constant, an increase/decrease in the expected long-term rate of return of one quarter of a percentage-point would decrease/increase 2009 pension expense by about $1 million.

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

For the year ended December 31, 2008, we recognized consolidated other postretirement benefit expense of approximately $6 million, and we expect it to remain about the same in 2009. Holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities of one quarter of a percentage-point would decrease/increase 2009 other postretirement benefit expense by less than $1 million. See Note 14 of our consolidated financial statements included in Item 8 of this Annual Report for details of the impact of a one-percentage-point change in assumed health care cost trend rates on other postretirement benefit expense and the postretirement benefit obligation.

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

We have been named as a potentially responsible party, or PRP, by the Environmental Protection Agency or state enforcement agencies at seven waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at the waste disposal sites. Our financial contribution to remediate these sites is expected to be minor. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

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

Executive Level Overview

Nalco delivered strong performance in 2008 against the top priorities we established nearly a year ago, particularly given the current economic environment, with 7.8% organic sales growth that matches our best result of the decade. We define organic growth as nominal, or actual, sales growth less the impacts of changes in foreign currency translation rates and acquisitions and divestitures. Nominally, sales for the year ended December 31, 2008 grew similarly at 7.7% to $4,212.4 million from $3,912.5 million.

Diluted earnings per share (EPS) – adjusted to exclude the after-tax impacts of a goodwill impairment charge, business restructuring charges, and a divestiture gain – increased 29.2% to $1.24 per share from the year-earlier $0.96 per share. Adjusted EPS is reconciled to the reported EPS as follows:

	Year ended December 31
	2008	2007
Diluted net earnings (loss), as adjusted (1)	$1.24	$0.96
Restructuring expenses, net of tax	(0.17)	(0.08)
Gain on divestiture, net of tax	0.11	—
Impairment of goodwill, net of tax	(3.63)	—
Diluted net earnings (loss), as reported	(2.44)	0.88

(1)	Excludes after-tax impact of restructuring expenses, gain on divestiture, and impairment of goodwill, and reflects the additional dilutive effect of potentially dilutive securities.

Adjusted EBITDA increased 3.7% to $732.3 million from the 2007 base of $706.5 million that excludes the results of our waste coal agglomeration (synfuel) business that ended with a December 31, 2007 tax code expiration. This gain came despite increases in direct material and freight costs of $170.5 million that were not fully offset by $159.2 million in price capture. We also delivered $94 million in productivity improvements and cost savings — well in excess of our $75 million target.

Energy Services led organic sales growth for the year, up 17.5% on continued strength in our Oilfield business, and additionally in our Adomite drilling-related business, each with 23.8% organic increases over 2007. Industrial and Institutional Services (I&IS) grew a solid 5.0% organically, led by the Power and Primary Metals water treatment businesses. Paper Services organic revenues were down 2.3% for the year, and experienced declines in grades other than Tissue and Towel. Other segment sales grew 12.7% organically, mainly as a result of year-over-year changes in revenue recognition adjustments.

Direct contribution margins were 20.5% in both Energy Services and I&IS, but continued product and freight cost escalation resulted in their margins declining from 22.4% and 21.4% reported in 2007, respectively. Paper Services direct contribution margins dropped to 12.0% in 2008 from 15.7% in 2007, due to the combination of higher product and freight costs and declining sales.

Regionally, organic sales in North America and Latin America grew 11.0% and 12.9%, respectively, while the Asia Pacific region, the first and most impacted by the global economic downturn during the fourth quarter, grew 6.3% organically for the year. Europe grew 1.7% organically, after years of challenges in Western Europe.

Free Cash Flow was $142.0 million for the year ended December 31, 2008, a decrease of $58.6 million or 29.2% from the $200.6 million of Free Cash Flow generated in 2007.

Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

	Year ended December 31
(dollars in millions)	2008	2007
Net cash provided by operating activities	$283.1	$323.4
Minority interests	(8.0)	(8.2)
Additions to property, plant, and equipment, net	(133.1)	(114.6)

Free cash flow	$142.0	$200.6

Among items that held cash generation to a reduced level in 2008 were a $92.8 million use of cash to increase inventories and an optional $30.0 million pension contribution using a portion of the proceeds from the third quarter divestiture of our Finishing Technologies business. For the year, pension funding exceeded expense levels by $41.1 million, inclusive of a $10.6 million pension settlement charge. An increase in days investment in inventory of 12 days accounted for over $70 million of the increase in inventories.

Other notable aspects of our 2008 performance included the following:

•

We recorded a non-cash goodwill impairment charge of $544.2 million in the fourth quarter 2008, thereby eliminating all goodwill that had been allocated to our Paper Services business at the time of our 2003 leveraged buyout. A sharp deterioration in conditions within the paper industry and the general economy led to the impairment.

•	We completed the sale of our Finishing Technologies surface treatment business in September 2008, which resulted in an after-tax gain of $14.9 million.

•

We repurchased an additional 4.9 million shares at a cost of $103.3 million during 2008, as part of the $300 million share repurchase authorization approved by our Board of Directors in mid-2007. Through the end of 2008, we have repurchased 9.5 million shares at a cost of $211.3 million.

2009 Outlook

We are determined to take actions to deliver the best possible performance given the rapid, negative changes seen in external conditions that continue to worsen worldwide. Although world economies continue to weaken, we provide critical water treatment offerings that are needed almost independent of the business cycle.

Nonetheless, 2009 will be a challenging year with expectations for negative foreign currency impacts, continued steep declines in paper markets, an accelerating pace of extended shutdowns and permanent closures among customers in steel, mining, auto, chemical and other markets. Virtually all industries are now being impacted by the recession. Given the breadth of the economic downturn and continued uncertainty as to its duration, our 2009 outlook will not provide specific financial guidance, but will describe where we will focus our efforts to drive our performance in this period of uncertainty.

In 2009, we are focusing on five priorities clearly aligned with today’s economic environment:

•	Safety will be our top priority, as it is every year.

•

Our second priority is to achieve improvements in productivity, with a goal of $100 million in cost savings and efficiency gains and employee compensation increases for 2009 tied to achievement of this goal. These payments will be in lieu of any merit increases. A minimum of $85 million in savings is required for any such compensation to be paid, with $150 million in savings necessary to earn a bonus amount similar to what might have been earned in a normal merit increase year. This broad employee bonus program tied to cost savings should be substantially more than self-funding and aid our growth culture and productivity contemporaneously.

•

Third, we will pursue profitable growth in a focused manner – targeting our incremental resources toward technologies, geographies, and market segments that can have high growth, even during the economic crisis. Across segments, we will focus on increasing share with strong, solid growth customers. We must also minimize the threat of bad debts reducing our performance by working with customers to make sure payments are current, reducing terms where possible, focusing growth efforts where we believe there is less risk, and by aligning sales incentives with the goal of ensuring payments.

•

Cash flow improvement is our fourth priority. As increased inventory was a significant reason for the decline in Free Cash Flow during 2008, we have reorganized in January 2009 to align supply chain practices with the direction of our business.

•	Fifth, we will strengthen our future by enhancing our service offerings, driving our technology pipeline to the market, and strengthening and taking greater advantage of the Nalco brand.

This remains a fundamentally sound business with a strong growth profile. We expect to outperform relative to our competitors and achieve better Free Cash Flow results than we delivered in 2008, with cash generated by operating activities improved by inventory reduction efforts already underway. We have established integrated business management structures that should drive improved working capital management as well as increased operating efficiency. We also have taken steps to deliver improved operating results through restructuring and increasing our productivity expectations, linking compensation increases directly into our productivity goals, and being very focused on a few select markets where we invest for growth through redeployment of resources.

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Consolidated

Net sales for the year ended December 31, 2008, exceeding $4.0 billion for the first time, were $4,212.4 million, an increase of 7.7% over the $3,912.5 million reported for the year ended December 31, 2007. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 7.8%. Every geographic region reported organic growth, including Europe, where previous sales declines have been reversed, and Asia/Pacific, where the economic downturn was experienced first and more severely than other regions.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,831.3 million for the year ended December 31, 2008 rose $76.7 million, or 4.4%, over the $1,754.6 million for 2007. On an organic basis, gross profit increased by 3.8%. Contributing to the improvement were the impacts of higher sales volumes and cost savings, which were partly offset by higher product and freight costs. A $12.3 million business interruption insurance settlement from the 2005 U.S. Gulf hurricanes that we received in the fourth quarter 2007 also benefited the prior year. Gross profit margin for the year ended December 31, 2008 declined to 43.5% compared to 44.8% for the year ended December 31, 2007, mostly as the result of increases in direct material and freight costs of $170.5 million that were not fully offset by $159.2 million of price increases.

Selling, administrative, and research expenses for the year ended December 31, 2008 of $1,247.2 million increased $46.2 million, or 3.8%, from $1,201.0 million for the year ended December 31, 2007. Organically, selling, administrative, and research expenses grew by $19.3 million, or 1.6%. The greatest portion of this increase was attributable to selling expense, as a result of our higher salaries, employee incentives, employee benefits, training, travel, and outside services, as we invested in the hiring and training of our sales force in growth markets. Administrative expenses actually declined by $26.1 million on an organic basis, partly because 2007 expenses included $12.0 million of compensation cost for a grant of nonvested common stock as part of an agreement with our former Chairman and Chief Executive Officer, Dr. William H. Joyce, who retired effective December 30, 2007. In addition, outside consulting costs related to our work process redesign and legal entity restructuring initiatives were significantly higher in 2007.

Amortization of intangible assets was $56.8 million and $62.1 million for the year ended December 31, 2008 and 2007, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method that declines over time.

Restructuring expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $33.4 million and $15.3 million for the year ended December 31, 2008 and 2007, respectively. The increase was mainly the result of a reduction in force of more than 400 positions begun during the fourth quarter of 2008 as part of an organizational realignment.

Gain on divestiture of $38.1 million in 2008 resulted from the sale of our Finishing Technologies surface treatment business to Chemetall Corp., a subsidiary of Rockwood Holdings.

Impairment of goodwill of $544.2 million in 2008 represents the write off of all goodwill previously allocated to Paper Services at the time of the Acquisition in 2003. The impairment resulted from a sharp deterioration in conditions within the paper industry and the general economy in late 2008.

Other income (expense), net was a net expense of $17.4 million and $4.8 million for the year ended December 31, 2008 and 2007, respectively. The $12.6 million increase was mainly attributable to an unfavorable change in foreign currency transaction gains and losses of $9.6 million.

Net interest expense, defined as the combination of interest income and interest expense, of $250.5 million for the year ended December 31, 2008 decreased by $14.4 million from the $264.9 million reported for the year ended December 31, 2007. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $3.6 million, and accretion of our senior discount notes was $3.2 million higher than a year ago. However, lower interest rates on our variable rate debt and slightly lower average debt levels compared to the year-ago period more than offset these increases.

The tax provision for 2008 resulted in tax expense on a pretax loss primarily because of two transactions that resulted in expensing goodwill for book purposes that had very little tax basis. The larger of the two transactions was the impairment of $544.2 million of goodwill that only had $93.7 million of tax basis. As a result, pretax income was reduced by $544.2 million, while the tax provision was only reduced $35.6 million. The second transaction was the sale of the Finishing Technologies surface treatment business, which resulted in $28.3 million of goodwill being expensed with only $1.6 million of tax benefit. The overall Finishing Technologies sale resulted in $38.1 million of pretax gain, and $23.2 million of tax expense.

With these two transactions removed, the adjusted tax rate for the year is 29.6% as shown below:

(dollars in millions)	Reported Results	Goodwill Impairment	Finishing Technologies Divestiture	Excluding Impairment Charge & Divestiture Gain
Income (loss) before tax	$(280.1)	$(544.2)	$38.1	$226.0
Tax expense (benefit)	54.5	(35.6)	23.2	66.9
Effective tax rate	(19.5)%	6.5%	60.9%	29.6%

We believe excluding these two items from the effective tax rate provides a better basis for comparison to other periods. The adjusted effective tax rate of 29.6% compares to the prior year rate of 33.6%. In 2007, the effective tax varied from the U.S. federal statutory rate of 35% primarily due to incremental U.S. federal income taxes on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences between income and expense for financial statement and tax purposes. Except as described below, these differences also apply to 2008.

During 2008, our U.S. tax position changed such that we are now able to credit rather than deduct certain foreign taxes. The ability to credit removes nearly all of the incremental tax cost of repatriating dividends to the U.S. from our foreign subsidiaries. The ability to credit also reduces our expense related to most withholding taxes incurred by the U.S. parent company. The current year tax benefit of being able to credit foreign taxes was to release $35.4 million of valuation allowance related to prior year credits, and to further reduce 2008 expense by $29.4 million related to 2008 withholding taxes and foreign dividends, and other foreign taxes.

Also during 2008, we provided valuation allowances on deferred tax assets in the U.K., primarily related to tax loss carryforwards and future pension obligations. The tax impact was to increase current year tax expense by $20.4 million.

Minority interest expense remained relatively flat, declining by $0.2 million to $8.0 million for the year ended December 31, 2008.

Segment Reporting

Net sales by reportable segment for the years ended December 31, 2008 and 2007 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2008	2007	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,813.4	$1,753.2	3.4%	1.8%	(3.4)%	5.0%
Energy Services	1,506.4	1,279.2	17.8%	0.7%	(0.4)%	17.5%
Paper Services	776.9	779.0	(0.3)%	2.0%	—	(2.3)%
Other	115.7	101.1	14.4%	1.7%	—	12.7%

Net sales	$4,212.4	$3,912.5	7.7%	1.5%	(1.6)%	7.8%

The Industrial and Institutional Services division reported sales of $1,813.4 million for the year ended December 31, 2008, a 3.4% increase over the year ended December 31, 2007. On an organic basis, sales rose 5.0% and effectively offset the loss of $79.5 million in revenues earned in 2007 by our waste coal agglomeration (synfuel) business that ended with a December 31, 2007 tax code expiration. Double-digit organic increases were reported in the Power and Municipal water business in the North America and Asia/Pacific regions, as well as in Europe. Primary Metals in Asia/Pacific performed similarly, as did the Water Centric business in Europe and Asia/Pacific. Latin America’s Water Centric business reported continued strong growth on top of its double-digit growth in 2007. The Emerging Markets business in Eastern Europe, the Middle East and North Africa also reported double-digit growth. Declines in the European and North American Manufacturing businesses were the primary offsets to these results, along with decreases in the European Chemical business and North America’s Finishing Technologies business prior to its sale.

The Energy Services division reported sales of $1,506.4 million for the year ended December 31, 2008, a 17.8% improvement over the $1,279.2 million for the year-ago-period. Organically, sales increased 17.5%, spurred by strong double-digit increases for the year in the Upstream Oilfield and Adomite business units.

The Paper Services division reported sales of $776.9 million for the year ended December 31, 2008, a slight decrease from the $779.0 million reported for 2007, aided by double-digit growth in the Tissue and Towel business. Organically, sales were down 2.3% from the year-ago period, which reflected a sharp deterioration in paper market conditions. Only Latin America reported good organic growth.

In our Other segment, year-over-year changes in revenue recognition adjustments accounted for the majority of the increase in sales, as organic growth was modest in the Integrated Channels Group.

Direct contribution by reportable segment for the years ended December 31, 2008 and 2007 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2008	2007	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$372.6	$374.6	(0.6)%	2.0%	(6.5)%	3.9%
Energy Services	308.2	286.1	7.7%	0.6%	(0.2)%	7.3%
Paper Services	93.3	122.0	(23.5)%	1.1%	—	(24.6)%
Other	(81.7)	(90.1)	9.3%	0.6%	0.1%	8.6%

Direct contribution of the Industrial and Institutional Services division was $372.6 million for the year ended December 31, 2008, a decrease of 0.6% from the $374.6 million reported for the year-ago period which included the synfuel business. Organically, direct contribution improved 3.9%, as a result of the 5.0% organic increase in sales. Gross earnings declined as a percent of sales from 50.7% to 50.0% during a year of rapid product and freight cost increases that left a cost/price gap at year end, and total operating expenses were up 1.3% organically.

The Energy Services division reported direct contribution of $308.2 million for the year ended December 31, 2008, a 7.7% increase over the $286.1 million reported for 2007. On an organic basis, direct contribution rose 7.3%. Higher sales volumes drove this growth, but higher product costs reduced gross earnings to 43.1% of sales from 46.1% in 2007. Investments in additional manpower contributed to increased compensation costs that drove operating expenses up 10.9% organically, with related increases in travel and outside services.

The Paper Services division reported direct contribution of $93.3 million for the year ended December 31, 2008, a 23.5% decline from the direct contribution of $122.0 million reported for the year ended December 31, 2007. Organically, direct contribution was down 24.6%, as improvements in Latin America sales and profitability were more than offset by declines in other regions that are indicative of industry conditions and the global recession. Operating expenses were up just 1.0% organically, with compensation and related costs representing the majority of the increase, along with an increase in bad debt expense.

The direct contribution loss of $81.7 million reported in Other for the year ended December 31, 2008 represented an improvement of $8.4 million from the $90.1 million direct contribution loss reported in 2007, despite a $12.3 million business interruption insurance settlement from the 2005 U.S. Gulf hurricanes that we received in the fourth quarter 2007 that reduced that year’s direct contribution loss. Favorable supply chain procurement and manufacturing variances were the most significant factors in the improvement.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Consolidated

Net sales for the year ended December 31, 2007 were $3,912.5 million, an increase of 8.6% over the $3,602.6 million reported for the year ended December 31, 2006. On an organic basis, net sales were up 4.9%, growing in every geographic region except Europe, where sales declined modestly.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,754.6 million for the year ended December 31, 2007 rose $147.3 million, or 9.2%, over the $1,607.3 million for 2006. On an organic basis, gross profit increased by 5.3%. Contributing to the improvement was the impact of higher sales volumes and cost savings, which were partly offset by higher product and freight costs rising late in the year. A $12.3 million business interruption insurance settlement from the 2005 Gulf hurricanes that we received in the fourth quarter 2007 also benefited the year. Gross profit margin for the year ended December 31, 2007 was 44.8% compared to 44.6% for the year ended December 31, 2006.

Selling, administrative, and research expenses for the year ended December 31, 2007 of $1,201.0 million increased $106.3 million, or 9.7%, from $1,094.7 million for the year ended December 31, 2006. Organically, selling, administrative, and research expenses were up $63.8 million, or 5.8%. Nearly three-fourths of this increase was attributable to selling expense, which was mainly resulted from higher salaries, employee incentives, employee benefits, training, travel, and outside services. Administrative expenses rose $7.9 million on an organic basis. The increase was primarily driven by a $12.0 million expense for a grant of nonvested common stock as part of an agreement with former Chairman and Chief Executive Officer, Dr. William H. Joyce, who retired effective December 30, 2007, partly offset by lower incentive plan expenses.

Amortization of intangible assets was $62.1 million and $70.1million for the year ended December 31, 2007 and 2006, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method that declines over time.

Restructuring expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $15.3 million and $9.5 million for the year ended December 31, 2007 and 2006, respectively. Expenses in 2007 included $5.3 million of non-cash charges that resulted from some share-based payments to exiting executives, who were not replaced.

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

Net interest expense, defined as the combination of interest income and interest expense, of $264.9 million for the year ended December 31, 2007 increased by $2.0 million from the $262.9 million reported for the year ended December 31, 2006. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $5.2 million, and accretion of our senior discount notes was $3.0 million higher than in 2006. The net impact of a lower average debt level and higher interest rates on our variable rate debt compared to 2006 partly offset these increases.

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

The year ended December 31, 2007 also included two discrete events related to our tax positions in The Netherlands. During the period, we completed our consultations with the tax authorities regarding their analysis of certain interest deductions incurred by two of our Dutch subsidiaries. The tax effect of these interest deductions represented $7.9 million of previously unrecognized tax benefits. The Dutch tax authorities concluded that all of the interest deductions we considered at risk were valid deductions under the applicable law. Therefore, we reversed an existing tax reserve, and reduced tax expense during 2007 by $7.9 million. In addition, we determined that certain net loss carryforwards in The Netherlands are likely to expire without being utilized. Therefore, we established valuation allowances on those losses, which resulted in $2.4 million of additional tax expense during 2007.

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

Segment Reporting

Net sales by reportable segment for the years ended December 31, 2007 and 2006 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2007	2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$1,753.2	$1,593.9	10.0%	4.2%	0.2%	5.6%
Energy Services	1,279.2	1,147.8	11.4%	3.0%	—	8.4%
Paper Services	779.0	753.9	3.3%	3.2%	—	0.1%
Other	101.1	107.0	(5.4)%	5.2%	—	(10.6)%

Net sales	$3,912.5	$3,602.6	8.6%	3.6%	0.1%	4.9%

The Industrial and Institutional Services division reported sales of $1,753.2 million for the year ended December 31, 2007, a 10.0% increase over the $1,593.9 million for the year ended December 31, 2006. On an organic basis, sales rose 5.6%. Double-digit organic increases were reported by our Pacific and North American Mining businesses and our Pacific and Latin American Water Centric businesses. Strong sales growth was also reported by our North American Food and Beverage, Power and Institutional businesses, as well as our global Colloidal Technologies group and our Emerging Markets business in Eastern Europe, the Middle East and North Africa. Lower organic sales in Western Europe, Finishing Technologies, and North America Manufacturing partly offset these gains.

The Energy Services division reported sales of $1,279.2 million for the year ended December 31, 2007, an 11.4% improvement over the $1,147.8 million for 2006. Organically, sales increased 8.4%. Both our Upstream Oilfield and Downstream businesses accounted for virtually all of this increase with Upstream Oilfield up double-digits. Our Adomite business reported a modest organic sales improvement.

The Paper Services division reported sales of $779.0 million for the year ended December 31, 2007, a 3.3% increase over the $753.9 million reported for 2006. Organically, sales were flat from the year-ago period, as Latin America reported impressive growth and North America sales grew slightly as a result of introducing new technology and services. Pacific sales were slightly lower and European sales declined on an organic basis.

In our Other segment, the organic decrease in sales was mostly attributable to our Integrated Channels Group.

Direct contribution by reportable segment for the years ended December 31, 2007 and 2006 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2007	2006	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Industrial & Institutional Services	$374.6	$347.1	7.9%	4.2%	0.1%	3.6%
Energy Services	286.1	252.8	13.2%	3.2%	—	10.0%
Paper Services	122.0	120.8	1.0%	3.0%	—	(2.0)%
Other	(90.1)	(75.2)	(19.8)%	(4.0)%	—	(15.8)%

Direct contribution of the Industrial and Institutional Services division was $374.6 million for the year ended December 31, 2007, an improvement of 7.9% over the $347.1 million reported for the 2006. Organically, direct contribution improved 3.6%, as a result of the 5.6% organic increase in sales. Operating expenses were up 5.4% organically, mostly due to increased salaries, employee incentives, employee benefits, travel, bad debt expenses, and capital charges, which factor in the balance sheet impacts of the division’s customer consigned inventory and receivables. In Europe, higher organic operating expenses did not result in organic growth in sales.

The Energy Services division reported direct contribution of $286.1 million for the year ended December 31, 2007, a 13.2% increase over the $252.8 million reported for 2006. On an organic basis, direct contribution rose 10.0%. Higher sales volume and improved margins accounted for the increase despite investments in additional manpower for new business in Eastern Europe and the Middle East that generated sales beginning in 2008. Operating expenses were up 12.2% organically, with the largest increases in salaries, employee incentives, employee benefits, travel, outside services, and capital charges.

The Paper Services division reported direct contribution of $122.0 million for the year ended December 31, 2007, a 1.0% increase over the direct contribution of $120.8 million reported for the year ended December 31, 2006. Organically, direct contribution was down 2.0%, as improved results in the Americas were more than offset by significant declines in Europe and Asia/Pacific. Operating expenses were up 5.8% organically.

The direct contribution loss of $90.1 million reported in Other for the year ended December 31, 2007, represented an increase of $14.9 million from the $75.2 million direct contribution loss reported in 2006, which was mostly attributable to an unfavorable change in raw material purchase price and manufacturing spending and volume variances. A $12.3 million business interruption insurance settlement from the 2005 U.S. Gulf hurricanes that we received in the fourth quarter 2007 partly offset these changes.

Liquidity and Capital Resources

Operating activities.    Historically, our main source of liquidity has been our solid cash flow generated by operating activities. For the year ended December 31, 2008, cash provided by operating activities was $283.1 million, a decrease of $40.3 million from 2007. The decline was mostly the result of higher inventory levels, which utilized $92.8 million of cash in 2008. A $37.4 million favorable change from 2007 in cash used for accounts receivable offset part of the higher cash usage for inventories.

For the year ended December 31, 2007, cash provided by operating activities was $323.4 million, an increase of $38.6 million over 2006. The improvement was mainly the result of the increase in net earnings and a reduction in non-cash deferred income tax benefits included in the income tax provision, partly offset by higher contributions to pension plans. Overall, working capital usage was comparable to 2006. Cash generated in 2007 by reductions in inventories and accounts payable was offset by higher cash requirements for receivables and variable incentive payments in 2007 because actual results for 2006 exceeded targets.

Investing activities.    Cash used for investing activities was $95.4 million for the year ended December 31, 2008, which was mostly attributable to net property additions of $133.1 million and business purchases of $21.7 million. Partly offsetting these uses of cash was $74.1 million of net proceeds from the sale of the Finishing Technologies business in September 2008.

Cash used for investing activities was $141.7 million for the year ended December 31, 2007, most of which was attributable to net property additions of $114.6 million. Of the remainder, $27.9 million relates to net cash used to acquire an 87.5% interest in Nalco Mobotec. Comparatively, net property additions of $93.4 million accounted for most of the $99.6 million of cash used for investing activities in the year ended December 31, 2006.

Financing activities.    Net cash used for financing activities was $232.9 million for the year ended December 31, 2008. Share repurchases of $103.3 million, common stock dividends of $19.7 million, a net reduction in long-term debt borrowings of $36.8 million, and a $65.8 million net reduction in short-term debt accounted for most of that amount.

Upon the expiration of our $100 million receivables facility in June 2007, we entered into a new three-year receivables facility that provides up to $160 million in funding.

On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. Under the program, we repurchased 4.6 million of our common shares at a cost of $108.0 million in 2007 and 4.9 million shares at a cost of $103.3 million in 2008, with the last repurchase made on November 11, 2008.

Net cash used for financing activities totaled $105.3 million for the year ended December 31, 2007, which was mostly attributable to share repurchases of $108.0 million, common stock dividends of $15.1 million, term loan repayments of $48.3 million and a $12.8 million reduction in bank overdrafts. These uses were partially offset by $50.0 million borrowed short-term against our revolving credit facility and a $34.0 million increase in our securitized accounts receivable facility.

Most of the $179.6 million of cash used for financing activities during the year ended December 31, 2006 was attributable to a net decrease in borrowings. We prepaid the remaining balance of $31.9 million on the U.S. dollar portion of our term loan A debt, made a scheduled payment on our euro-denominated term loan A debt of $3.2 million, and prepaid $170.0 million of our term loan B borrowings.

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

The term loan A facility was scheduled to amortize each year in quarterly amounts at a rate of 5% per annum in year one, 10% per annum in year two, 15% per annum in year three, 20% per annum in year four and 25% per annum in each of years five and six. In addition to the $15.3 million of scheduled payments due for the year ended December 31, 2004, we repaid an additional $82.6 million using cash generated from operations and proceeds from our former accounts receivable securitization facility. An additional $99.0 million, $35.1 million, $24.3 million and $33.3 million was repaid during the years ended December 31, 2005, 2006, 2007 and 2008, respectively, using cash provided by operations.

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

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. As of December 31, 2008, we had no borrowings under the revolving credit facility.

The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and our subsidiaries’ ability, including Nalco Company, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase certain capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by us and our subsidiaries (including Nalco Company) and enter into hedging agreements. In addition, the senior credit facilities require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at December 31, 2008.

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

Adjusted EBITDA is calculated as follows:

	Year ended December 31
(dollars in millions)	2008	2007	2006
Net earnings (loss)	$(342.6)	$129.0	$98.9
Interest, net	250.5	264.9	262.9
Income tax provision	54.5	69.3	58.9
Depreciation	136.6	132.3	131.0
Amortization	56.8	62.1	70.1

EBITDA	155.8	657.6	621.8
Non-cash charges (1)	568.2	35.6	35.5
Restructuring expenses (2)	33.4	15.3	9.5
Unusual items (3)	(14.5)	27.8	19.2
Other adjustments (4)	(10.6)	(6.5)	(5.9)

Adjusted EBITDA	$732.3	$729.8	$680.1

(1)	Non-cash charges are further detailed on the following table:

	Year ended December 31
(dollars in millions)	2008	2007	2006
Impairment of goodwill	$544.2	$—	$—
Asset write-offs	—	—	2.5
Profit sharing and 401(k) expense funded by Suez	20.1	28.6	25.6
Other	3.9	7.0	7.4

Non-cash charges	$568.2	$35.6	$35.5

Impairment of Goodwill

Goodwill impairment of $544.2 million was recorded in 2008, eliminating all goodwill previously allocated to our Paper Services reporting unit.

Profit Sharing and 401(k) Expense Funded by Suez

In conjunction with the Acquisition, we entered into an agreement with Suez whereby Suez will reimburse us for certain profit-sharing and 401(k) matching contributions made by us to the Profit-Sharing Trust until no later than 2010.

Other

Other non-cash charges include the non-cash impact on earnings of our equity investments and minority interests. Non-cash charges also include the non-cash portion of rent expense under the sublease that we entered into with Suez in conjunction with the Acquisition.

In addition, in 2007, we reduced the estimated residual value on a leveraged lease investment, resulting in a non-cash loss of $2.3 million.

(2)	Restructuring expenses for 2008, 2007 and 2006 include costs associated with the redesign and optimization of business and work processes. See Note 19 to Item 8 for more information.

(3)	Unusual items are further detailed on the following table:

	Year ended December 31
(dollars in millions)	2008	2007	2006
Pension settlements and curtailments	$10.6	$0.5	$1.7
Loss (gain) on sales, net of expenses	(33.2)	2.0	6.0
Other unusual items	8.1	25.3	11.5

	$(14.5)	$27.8	$19.2

Pension Settlements and Curtailments

During the year ended December 31, 2008, we experienced an increase in the volume of lump-sum payments to retiring employees.

Loss (Gain) on Sales, Net of Expenses

In 2008, we recognized a $38.1 million gain on the sale of our Finishing Technologies surface treatment business.

For the year ended December 31, 2006, we recorded a loss of $2.1 million from the sale-leaseback of our facility in Austria, and we also recognized losses of $1.2 million from the disposal of equipment at a plant in the U.K.

Other Unusual Items

Other unusual items include the non-cash compensation expenses recognized from grants of stock options or other stock rights to officers, directors and employees. Our share-based compensation plan expenses for the years 2008, 2007 and 2006 were $6.2 million, $15.5 million, and $1.8 million, respectively. Included in 2007 was a $12.0 million expense for a grant of nonvested common stock as part of an agreement with our former Chairman and Chief Executive Officer, Dr. William H. Joyce, who retired effective December 30, 2007.

For the years ended December 31, 2007 and 2006, significant other unusual items included consultancy fees in connection with our work process redesign initiatives of $4.0 million and $3.8 million, respectively, and consulting and legal fees associated with our legal entity restructure of $5.2 million in both 2007 and 2006.

(4)	We are required to make adjustments to EBITDA for franchise taxes and 401(k) matching contributions.

Our covenant levels and ratios for the year ended December 31, 2008 are as follows:

	Covenant Level at December 31, 2008	Actual Ratios
Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.85x	3.68x
Maximum net debt to Adjusted EBITDA ratio	5.25x	3.69x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.09x

(1)	Our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio which started at a minimum of 1.65x and a net debt to Adjusted EBITDA ratio which started at a maximum of 6.75x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $917.5 million that was outstanding under our term loan facilities as of December 31, 2008) and investments in similar business and other investments equal to 6% of Nalco Holding Company consolidated assets.

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of December 31, 2008, the aggregate outstanding balance under these local lines of credit was approximately $59.3 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

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

Availability of funding under the receivables facility depends primarily upon the outstanding trade accounts receivable balance from time to time. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Based on the terms of this facility and on the criteria described above, as of December 31, 2008, approximately $206.0 million of our accounts receivable balance was considered eligible for financing under the program, of which approximately $156.0 million would have been available for funding. As of December 31, 2008, we had $98.0 million of outstanding borrowings under this facility.

This facility is treated as a general financing agreement resulting in the funding and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Contractual Obligations and Commitments

The following table summarizes our expected cash outflows resulting from our contractual obligations as of December 31, 2008:

	Payments Due By Period
(dollars in millions)	Total	2009	2010 to 2011	2012 to 2013	2014 and beyond
Contractual Obligations:
Debt obligations:
Principal	$3,162.1	$30.6	$1,927.8	$742.7	$461.0
Interest	787.7	198.5	371.2	211.2	6.8

Total debt obligations	$3,949.8	$229.1	$2,299.0	$953.9	$467.8
Operating lease obligations (1)	277.8	24.0	71.2	34.3	148.3
Purchase obligations (2)	—	—	—	—	—
Other long-term liabilities (3)(4)	382.7	85.1	67.7	84.8	145.1

Total	$4,610.3	$338.2	$2,437.9	$1,073.0	$761.2

(1)	Represents future minimum rental payments related to administrative, research, manufacturing, and warehouse facilities. Operating leases are also in place for vehicles and office equipment, the amounts of which are not readily available.

(2)	Excluded from the table are open purchase orders for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.

(3)	Does not reflect obligations under the Contribution Agreement relating to our Profit Sharing and Savings Plan, for which Suez has agreed to reimburse us.

(4)	The amounts in long-term liabilities represent our expected minimum pension funding requirements for the principal domestic defined benefit pension plan through 2018. Amounts beyond 2018 are not reasonably estimable.

Our contractual obligations and commitments over the next several years are significant. Our primary source of liquidity will continue to be cash flow generated from operations. In the period January 1, 2006 through December 31, 2008, our cumulative cash flow from operations was $891.3 million. We have availability under a $250 million revolving credit facility to assist us, if required, in meeting our working capital needs and other contractual obligations. This multi-year revolving credit facility matures in November 2009. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. At December 31, 2008, we had no borrowings under the $250 million revolving credit facility, excluding $21.1 million of outstanding letters of credit.

We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements, particularly as we improve our working capital management and integrate our supply process within the business. Our ability to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things.

The following table summarizes our expected cash outflows resulting from commercial commitments as of December 31, 2008. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Amount of Commitment Expiration Per Period
(dollars in millions)	Total	2009	2010 to 2011	2012 to 2013	2014 and beyond
Commercial Commitments:
Standby letters of credit (1)	$53.9	$47.8	$6.1	$—	$—
Guarantees	—	—	—	—	—
Other commercial commitments	1.4	1.3	0.1	—	—

Total	$55.3	$49.1	$6.2	$—	$—

(1)	The final maturity of current instruments is subject to annual renewal.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. Relative to SFAS No. 157, the FASB issued FASB Staff Position (FSP) 157-2, which delayed the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As required, we adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually. There was no material effect on our financial statements upon adoption. We do not expect a material impact on our financial statements from adoption of SFAS No. 157 as it pertains to nonfinancial assets and nonfinancial liabilities for our first quarter of 2009.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are to be reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. We adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006, as required. Based on the funded status of our plans as of December 31, 2006, the adoption of the recognition and disclosure provisions of SFAS No. 158 decreased total assets by $2.7 million, decreased total liabilities by $0.9 million and reduced shareholders’ equity by $1.8 million. In 2008, we adopted the measurement date provisions of SFAS No. 158, as required, and changed our measurement date to our December 31 year-end from the former measurement date of November 30. The adoption of the measurement date provisions of SFAS No. 158 increased total liabilities and reduced shareholders’ equity by $2.7 million.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment in retained earnings. Subsequent to adopting SFAS No. 159, changes in fair value are recognized in earnings. As required, we adopted SFAS No. 159 as of January 1, 2008; however, we elected not to change the measurement attribute for any of the permitted items to fair value upon adoption.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for changes in valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions prior to the date of adoption. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. Adoption of SFAS No. 141(R) is not expected to have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We do not expect adoption of SFAS No. 160 to have a significant impact on the reporting of our results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect adoption of SFAS No. 161 to have a significant impact on our financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, as an amendment to SFAS No. 132 (revised 2003), to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the effects that FSP 132(R)-1 may have on our financial statements.

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

Upon issuance, we designated the €200.0 million aggregate principal amount of 7 3/4% senior notes due 2011, the €200.0 million aggregate principal amount of 9% senior subordinated notes due 2013, and the €88.0 million term loan as a hedge of our net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income, to offset changes in the value of our net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency.

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. For the year ended December 31, 2008, we recorded a $35.1 million non-cash pretax gain in the accumulated foreign currency translation adjustment account related to this hedge. No hedge ineffectiveness was recorded in income.

We also manage operational (transactional) foreign currency risk, particularly in emerging markets, by closely managing both pricing and raw material sourcing. Risks associated with foreign exchange translation exposures are not hedged.

We have exposure to fluctuations in foreign currency exchange rates. Based on our derivative foreign currency instruments outstanding at December 31, 2008 and 2007, a 10% strengthening or weakening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a gain or loss in fair values of less than $2.7 million and $5.4 million for the respective year.

At December 31, 2008, Nalco Company’s 2009 forecasted natural gas utility requirements were approximately 60% hedged utilizing natural gas forward contracts at an average cost of $9.34 per MMBTU. These contracts had a notional value of $8.9 million and have delivery dates from January 2009 through December 2009. Based on year-end NYMEX prices, we had a net unrealized loss on our natural gas forward contracts at December 31, 2008 of $3.2 million. Assuming that year-end natural gas prices were to increase or decrease by 10%, the gain or loss in fair value would be approximately $0.6 million.

At December 31, 2008, we had $1.071.1 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $10.7 million per year.

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

Nalco Holding Company and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nalco Holding Company

We have audited the accompanying consolidated balance sheets of Nalco Holding Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nalco Holding Company and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the measurement provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2008 and the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 as of December 31, 2006. As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nalco Holding Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nalco Holding Company

We have audited Nalco Holding Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nalco Holding Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nalco Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nalco Holding Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 23, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 23, 2009

Nalco Holding Company and Subsidiaries

Consolidated Balance Sheets

(dollars in millions)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$61.8	$119.9
Trade accounts receivable, less allowances of $23.8 and $19.5 in 2008 and 2007, respectively	774.0	805.6
Inventories	411.8	350.4
Deferred income taxes	25.7	25.9
Prepaid expenses, taxes and other current assets	114.4	86.7

Total current assets	1,387.7	1,388.5
Property, plant, and equipment, net	703.7	762.3
Goodwill	1,700.1	2,459.8
Other intangible assets, net	1,076.4	1,121.4
Deferred financing costs	24.4	34.2
Receivable from former shareholder	3.4	37.7
Other noncurrent assets	146.3	174.7

Total assets	$5,042.0	$5,978.6

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$299.2	$316.4
Accrued expenses	199.2	159.8
Accrued compensation	110.2	125.9
Short-term debt	93.8	130.4
Income taxes	32.5	36.8

Total current liabilities	734.9	769.3
Long-term debt	3,129.6	3,193.7
Deferred income taxes	258.8	327.5
Accrued pension benefits	322.2	314.4
Other liabilities	178.7	234.7
Minority interest	24.5	21.2
Shareholders’ equity:
Common stock	1.4	1.4
Additional paid-in capital	764.5	749.7
Treasury stock	(211.3)	(108.0)
Retained earnings (accumulated deficit)	(268.8)	100.7
Accumulated other comprehensive income	107.5	374.0

Total shareholders’ equity	393.3	1,117.8

Total liabilities and shareholders’ equity	$5,042.0	$5,978.6

See notes to consolidated financial statements.

Nalco Holding Company and Subsidiaries

Consolidated Statements of Operations

(dollars in millions, except per share amounts)

	Year ended December 31
	2008	2007	2006
Net sales	$4,212.4	$3,912.5	$3,602.6
Operating costs and expenses:
Cost of product sold	2,381.1	2,157.9	1,995.3
Selling, administrative and research expenses	1,247.2	1,201.0	1,094.7
Amortization of intangible assets	56.8	62.1	70.1
Restructuring expenses	33.4	15.3	9.5
Gain on divestiture	(38.1)	—	—
Impairment of goodwill	544.2	—	—

Total operating costs and expenses	4,224.6	3,436.3	3,169.6

Operating earnings (loss)	(12.2)	476.2	433.0
Other income (expense), net	(17.4)	(4.8)	(4.4)
Interest income	8.3	9.1	9.1
Interest expense	(258.8)	(274.0)	(272.0)

Earnings (loss) before income taxes and minority interests	(280.1)	206.5	165.7
Income tax provision	54.5	69.3	58.9
Minority interests	(8.0)	(8.2)	(7.9)

Net earnings (loss)	$(342.6)	$129.0	$98.9

Net earnings (loss) per share:
Basic	$(2.44)	$0.90	$0.69

Diluted	$(2.44)	$0.88	$0.67

Weighted-average shares outstanding (millions):
Basic	140.1	143.2	143.0

Diluted	140.1	146.7	146.7

See notes to consolidated financial statements.

Nalco Holding Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at January 1, 2006	142,737,451	$1.4	—	$—	$739.1	$(115.1)	$80.1
Share-based compensation	6,645	—	—	—	1.8	—	—
Warrant exercise	310,917	—	—	—	—	—	—
Net earnings	—	—	—	—	—	98.9	—	$98.9
Other comprehensive income (loss):
Minimum pension liability adjustment – net of tax of $0.4	—	—	—	—	—	—	0.8	0.8
Loss on derivatives – net of tax benefit of $0.8	—	—	—	—	—	—	(1.3)	(1.3)
Currency translation adjustments – net of tax benefit of $9.6	—	—	—	—	—	—	87.0	87.0

Comprehensive income								$185.4

Adjustment to adopt SFAS No. 158 recognition provision – net of tax benefit of $5.6	—	—	—	—	—	—	(1.8)

Balance at December 31, 2006	143,055,013	1.4	—	—	740.9	(16.2)	164.8
Share-based compensation	56,249	—	—	—	8.8	—	—
Warrant exercise	1,265,806	—	—	—	—	—	—
Purchases of treasury stock	—	—	4,588,500	(108.0)	—	—	—
Dividends on common stock ($0.14 per share)	—	—	—	—	—	(20.0)	—
Adoption of Interpretation No. 48 (FIN 48)	—	—	—	—	—	7.9	—
Net earnings	—	—	—	—	—	129.0	—	$129.0
Net actuarial gains – net of tax of $26.4	—	—	—	—	—	—	57.5	57.5
Net prior service credit – net of tax of $6.5	—	—	—	—	—	—	11.8	11.8
Loss on derivatives – net of tax benefit of $0.4	—	—	—	—	—	—	(0.6)	(0.6)
Currency translation adjustments – net of tax of $22.3	—	—	—	—	—	—	140.5	140.5

Comprehensive income								$338.2

Balance at December 31, 2007	144,377,068	1.4	4,588,500	(108.0)	749.7	100.7	374.0

Nalco Holding Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity (continued)

(dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Share-based compensation	238,647	—	—	—	6.5	—	—
Reclassification of restricted stock no longer subject to cash settlement	—	—	—	—	8.0	—	—
Warrant exercise	2,126,650	—	—	—	—	—	—
Exercise of stock options	21,665	—	—	—	0.3	—	—
Increase in redemption value of noncontrolling interest	—	—	—	—	—	(5.1)	—
Purchases of treasury stock	—	—	4,947,443	(103.3)	—	—	—
Dividends on common stock ($0.14 per share)	—	—	—	—	—	(19.6)	—
Net loss	—	—	—	—	—	(342.6)	—	$(342.6)
Other comprehensive income (loss):
Net actuarial losses – net of tax benefit of $18.6	—	—	—	—	—	—	(30.7)	(30.7)
Net prior service cost – net of tax benefit of $1.6	—	—	—	—	—	—	(5.2)	(5.2)
Gain on derivatives – net of tax of $0.8	—	—	—	—	—	—	1.3	1.3
Currency translation adjustments – net of tax of $12.3	—	—	—	—	—	—	(231.4)	(231.4)

Comprehensive loss								$(608.6)

Adjustment to adopt SFAS No. 158 measurement provision:
Service cost, interest cost and expected return on plan assets for December 2007, net of tax benefit of $1.4	—	—	—	—	—	(2.7)	—
Amortization of net prior service credit for December 2007, net of tax of $0.2	—	—	—	—	—	0.4	(0.4)
Amortization of net gain for December 2007, net of tax of $0.1	—	—	—	—	—	0.1	(0.1)

Balance at December 31, 2008	146,764,030	$1.4	9,535,943	$(211.3)	$764.5	$(268.8)	$107.5

See notes to consolidated financial statements.

Nalco Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in millions)

	Year ended December 31
	2008	2007	2006
Operating activities
Net earnings (loss)	$(342.6)	$129.0	$98.9
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	136.6	132.3	131.0
Amortization	56.8	62.1	70.1
Gain on divestiture	(38.1)	—	—
Impairment of goodwill	544.2	—	—
Amortization of deferred financing costs and accretion of senior discount notes	48.0	45.1	43.5
Equity in earnings of unconsolidated subsidiaries, net of distributions	1.9	0.9	1.9
Deferred income taxes	(30.7)	0.2	(30.0)
Amortization of unearned employee compensation and accretion of obligation	20.1	28.6	25.6
Defined benefit pension plan expense	45.1	41.4	44.9
Defined benefit pension plan contributions	(86.2)	(86.8)	(70.8)
Other, net	22.2	21.6	21.6
Changes in current assets and liabilities:
Trade accounts receivable	(18.0)	(55.4)	(40.6)
Inventories	(92.8)	6.2	(15.4)
Accounts payable	(7.0)	7.3	(8.8)
Other	23.6	(9.1)	12.9

Net cash provided by operating activities	283.1	323.4	284.8
Investing activities
Business purchases	(21.7)	(28.3)	(6.4)
Additions to property, plant, and equipment, net	(133.1)	(114.6)	(93.4)
Net proceeds from divestiture	74.1	—	—
Other investing activities	(14.7)	1.2	0.2

Net cash used for investing activities	(95.4)	(141.7)	(99.6)
Financing activities
Cash dividends	(19.7)	(15.1)	—
Proceeds from long— term debt	34.0	50.2	—
Payments of long— term debt	(70.8)	(40.1)	(205.6)
Short— term debt, net	(65.8)	13.6	30.8
Deferred financing costs	—	—	(0.8)
Purchases of treasury stock	(103.3)	(108.0)	—
Other financing activities	(7.3)	(5.9)	(4.0)

Net cash used for financing activities	(232.9)	(105.3)	(179.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(12.9)	6.2	0.9

Increase (decrease) in cash and cash equivalents	(58.1)	82.6	6.5
Cash and cash equivalents at beginning of the period	119.9	37.3	30.8

Cash and cash equivalents at end of the period	$61.8	$119.9	$37.3

Supplemental cash flows information
Cash paid during the period for:
Interest	$213.7	$227.8	$226.3
Income taxes	84.5	81.4	88.6

See notes to consolidated financial statements

Nalco Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in millions, except per share amounts)

December 31, 2008

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

Change in Ownership

On November 4, 2003, Nalco Holding Company’s indirect subsidiary, Nalco Holdings LLC (the “Buyer”), a newly formed entity controlled by affiliates of The Blackstone Group, L.P., Apollo Management, L.P., and The Goldman Sachs Group, Inc. (collectively, the “Sponsors”), pursuant to a Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) with Suez S.A. (“Suez”) and certain of its affiliates, acquired the net assets of Ondeo Nalco Group (as defined below) for $4,127.1 million, including direct costs of the acquisition of $125.6 million, excluding assumed debt of $30.2 million, and subject to certain closing and post-closing adjustments (the “Acquisition”).

The Ondeo Nalco Group (the “Predecessor”) included Ondeo Nalco Company and subsidiaries (“ONC”) and certain subsidiaries of Nalco International SAS (“NIS”) plus Calgon Europe Limited (UK), owned by Degremont (a former related party). Ondeo Industrial Solutions North America, a subsidiary of ONC, was excluded from the Predecessor, as the Buyer did not acquire it.

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

Reclassifications

Certain reclassifications have been made to the consolidated statements of operations for the years ended December 31, 2007 and 2006 to conform to the current year presentation.

These reclassifications had no effect on net earnings reported for any period.

Foreign Currency Translation

Local currencies are the functional currencies for most foreign operations. Their balance sheets and income statements are translated at current and average exchange rates, respectively, with any resulting

2.    Summary of Significant Accounting Policies (continued)

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

Foreign Exchange Contracts and Derivatives

Formal policies exist, which establish credit limits and investment grade credit criteria of “A” or better for all counterparties.

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

Inventory Valuation

Inventories are valued at the lower of cost or market. Approximately 64% and 60% of the inventories at December 31, 2008 and 2007, respectively, are valued using the average cost or first-in, first-out (FIFO) method. The remaining inventories are valued using the last-in, first-out (LIFO) method. Reported inventory amounts would have been $30.5 million and $11.5 million higher at December 31, 2008 and 2007, respectively, if the FIFO method of accounting had been used for all inventories.

The LIFO method is used only in the United States. Most of the countries outside of the United States where we have subsidiaries do not permit the use of the LIFO method. In those countries where its use is

2.    Summary of Significant Accounting Policies (continued)

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

We have defined our reportable segments as our reporting units for our goodwill accounting. We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using a discounted cash flow approach. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

We test the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology.

We amortize most customer relationships using a declining-balance method over an estimated useful life of 16 years to reflect the pattern in which the economic benefits of that asset are realized. This amortization method considers the expected rate of customer attrition, which was based on historical attrition data that was also used in estimating the fair value of the customer relationship intangible acquired at the Acquisition date.

The straight-line method is used for all other assets subject to amortization. Patents and developed technology are primarily being amortized over an estimated useful life of 10 years.

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified in interest expense in the statement of operations, was $9.7 million, $10.1 million and $11.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The liability for asset retirement obligations was $4.8 million and $6.1 million at December 31, 2008 and 2007, respectively, for remediation and demolition activities at certain manufacturing sites where legal obligations associated with the retirement of tangible long-lived assets exist and potential settlement dates can be determined. The liability for other asset retirement obligations cannot currently be measured as the retirement dates are not yet determinable. We will recognize the liability when sufficient information exists to estimate potential settlement dates.

2.    Summary of Significant Accounting Policies (continued)

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

We record liabilities for income tax uncertainties in accordance with the recognition and measurement criteria described in FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The tax benefits and related reserves are measured throughout the year, taking into account new legislation, regulations, case law and audit results. We recognize income tax-related interest and penalties within the income tax provision.

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

2.    Summary of Significant Accounting Policies (continued)

Selling, Administrative and Research Expenses

Selling expenses, which include the cost of our sales force and marketing staff and their related expenses, were $969.1 million, $909.7 million and $823.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans. Administrative expenses were $204.1 million, $225.2 million and $210.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and development expenses represent the cost of our research and development personnel and their related expenses, including research facilities in the United States, the Netherlands and Singapore. Research and development expenses, totaled $74.0 million, $66.1 million and $60.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Research and development costs are charged to expense as incurred.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007, as required. The adoption of FIN 48 decreased total assets and total liabilities by $5.6 million and $13.5 million, respectively, and increased shareholders’ equity by $7.9 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. Relative to SFAS No. 157, the FASB issued FASB Staff Position (FSP) 157-2, which delayed the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As required, we adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually. There was no material effect on our financial statements upon adoption. We do not expect a material impact on our financial statements from adoption of SFAS No. 157 as it pertains to nonfinancial assets and nonfinancial liabilities for our first quarter of 2009.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are to be reported in comprehensive income and as a separate component of shareholders’ equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. We adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006, as required. Based on

2.    Summary of Significant Accounting Policies (continued)

the funded status of our plans as of our measurement date (November 30, 2006), the adoption of the recognition and disclosure provisions of SFAS No. 158 decreased total assets by $2.7 million, decreased total liabilities by $0.9 million and reduced shareholders’ equity by $1.8 million. In 2008, we adopted the measurement date provisions of SFAS No. 158, as required, and changed our measurement date to our December 31 year-end from the former measurement date of November 30. The adoption of the measurement date provisions of SFAS No. 158 increased total liabilities and reduced shareholders’ equity by $2.7 million.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment in retained earnings. Subsequent to adopting SFAS No. 159, changes in fair value are recognized in earnings. As required, we adopted SFAS No. 159 as of January 1, 2008; however, we elected not to change the measurement attribute for any of the permitted items to fair value upon adoption.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for changes in valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions prior to the date of adoption. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. Adoption of SFAS No. 141(R) is not expected to have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We do not expect adoption of SFAS No. 160 to have a significant impact on the reporting of our results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

2.    Summary of Significant Accounting Policies (continued)

SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect adoption of SFAS No. 161 to have a significant impact on our financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, as an amendment to SFAS No. 132 (revised 2003), to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the effects that FSP 132(R)-1 may have on our financial statements.

3.	Acquisitions and Divestitures

During 2008, we purchased 100% of the outstanding shares of TIORCO, Inc., a company engaged in the enhanced oil recovery business, for $8.5 million, net of cash acquired. The purchase agreement included a provision for two contingent payments. The first payment of $3.1 million was paid during 2008 and was accounted for as additional purchase price. The second payment, which is payable in 2009, could be as much as $3.1 million and will also be accounted for as additional purchase price. On a preliminary basis, the purchase price, including the first contingent payment, exceeded the fair value of the net tangible assets acquired by $8.8 million, which was allocated to goodwill.

In August 2008, we purchased the assets of G&L Soap Injection Enterprise, LLC and Six Degrees, LLC, companies engaged in the business of treating gas and oil wells, for $7.0 million. On a preliminary basis, the purchase price exceeded the fair value of the net tangible assets acquired by $6.3 million, which was allocated to goodwill and other intangible assets. The purchase agreement included a provision for three contingent payments totaling $2.0 million that are payable in the years 2010 through 2012. These payments, if earned, will be accounted for as additional purchase price.

Other small business acquisitions were made during 2008 for a combined purchase price of $3.1 million, net of cash acquired. The purchase price exceeded the fair value of the net tangible assets acquired by $2.1 million, which was allocated to goodwill.

In September 2008, we completed the sale of our Finishing Technologies surface treatment business to Chemetall Corp., a subsidiary of Rockwood Holdings, Inc. Proceeds from the sale were $74.1 million, net of selling and other cash expenses of $0.9 million, and resulted in a gain of $38.1 million before income taxes. A plant in Jackson, Michigan, dedicated to the Finishing Technologies business, was included in the sale, along with dedicated Finishing Technologies sales, service, marketing, research and supply chain employees. The sale also included products, goodwill, customer relationships and other related assets. On an after-tax basis, the transaction increased diluted earnings per share by 11 cents for the year ended December 31, 2008.

On December 10, 2007 (the Effective Date), we purchased an 87.5% interest in Mobotec USA, Inc. (Mobotec), a leading provider of combustion optimization and emission reduction capabilities, including engineering, equipment and chemistry for industrial and utility boilers. We accounted for the acquisition as a purchase, and the results of Mobotec’s operations were included in our consolidated financial statements from the date of acquisition. The purchase price was $27.9 million, net of $6.4 million of cash acquired. The purchase price is subject to certain adjustments as defined by the share purchase agreement. The purchase price exceeded the fair value of the net tangible assets acquired by $39.1 million, which was allocated to goodwill and other intangible assets.

Concurrent with the purchase of the 87.5% interest in Mobotec, we entered into an agreement with the minority shareholder that provides us with two options to purchase the remaining shares of Mobotec.

3.    Acquisitions and Divestitures (continued)

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

The facility is accounted for as a secured borrowing, resulting in the funding and related Receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the facility being recorded as interest expense. We had outstanding borrowings of $98.0 million at December 31, 2008 and $134.0 million at December 31, 2007 under the new facility.

5.	Inventories

Inventories consist of the following:

	December 31, 2008	December 31, 2007
Finished products	$301.6	$268.9
Raw materials and work-in-process	110.2	81.5

	$411.8	$350.4

As of December 31, 2008 and 2007, our finished products inventories included $56.0 million and $50.4 million, respectively, of consignment inventories at customer sites to better serve and meet the needs of our customers.

6.	Goodwill

Changes in the carrying value of goodwill from January 1, 2007 to December 31, 2008 are summarized below:

	Industrial & Institutional Services	Energy Services	Paper Services	Total
Balance as of January 1, 2007	$1,226.8	$540.5	$532.6	$2,299.9
Acquisitions	34.2	—	—	34.2
Other	2.5	0.3	0.2	3.0
Effect of foreign currency translation	69.5	23.0	30.2	122.7

Balance as of December 31, 2007	1,333.0	563.8	563.0	2,459.8
Acquisitions	4.5	12.3	—	16.8
Divestiture	(28.3)	—	—	(28.3)
Impairment charge	—	—	(544.2)	(544.2)
Purchase price allocations	(20.5)	—	—	(20.5)
Other	(8.1)	(4.6)	(4.1)	(16.8)
Effect of foreign currency translation	(103.8)	(48.2)	(14.7)	(166.7)

Balance as of December 31, 2008	$1,176.8	$523.3	$—	$1,700.1

We performed our annual impairment test during the fourth quarter 2008. As a result of a significant decline in our stock price in the fourth quarter 2008, and a sharp deterioration in conditions within the paper industry and the general economy during that quarter, our impairment test indicated the potential for impairment in our Paper Services reporting unit.

We performed the second step of the goodwill impairment test and determined that an impairment of goodwill existed. Accordingly, we recorded a non-cash goodwill impairment charge of $544.2 million in the fourth quarter 2008, reducing the goodwill balance of our Paper Services reporting unit to zero.

7.	Other Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2008		December 31, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$488.2	$(315.8)	$532.9	$(302.9)
Patents and developed technology	126.3	(55.0)	102.3	(42.5)
Other	4.9	(2.2)	2.5	(0.9)
Intangibles not subject to amortization:
Trademarks and trade names	830.0	—	830.0	—

	$1,449.4	$(373.0)	$1,467.7	$(346.3)

7.	Other Intangible Assets (continued)

Estimated annual amortization expense for the years 2009 through 2013 is as follows:

Year ending December 31
2009	$46.0
2010	40.6
2011	35.7
2012	32.0
2013	26.9

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

Pursuant to the Stock Purchase Agreement, we entered into an agreement (the Reimbursement Agreement) with Suez on November 4, 2003, whereby Suez shall reimburse us for all contributions we make to the Trust in order to satisfy our obligations under the Contribution Agreement. As part of the allocation of the Acquisition purchase price, we recorded a receivable from Suez of $112.7 million, equivalent to our recorded liability to the Trust, and recorded a $115.0 million unearned employee profit sharing asset, which is being amortized to reflect profit sharing and 401(k) matching contribution expenses in the period earned by employees. Interest accretes on the Suez receivable at the same rate that it accretes on our obligation to the Trust. The receivable does not have specific due dates, but under the terms of the Reimbursement Agreement, Suez is required to reimburse us immediately after we make any contributions to the Trust. The receivable is not secured by any Suez asset. However, under the terms of a sublease agreement with Leo Holding Company (Leo), a subsidiary of Suez, whereby we sublease our corporate headquarters and research facility from Leo, if Suez fails to pay any of the payments it is required to make under the Reimbursement Agreement, we have the right to set off such overdue amounts against the rent due under the sublease agreement (see Note 13). Conversely, under the terms of the Reimbursement Agreement, if we fail to pay when due any sublease rent (as defined in the sublease agreement), Suez shall have the right to reduce its reimbursement obligations to us pursuant to the Reimbursement Agreement by an amount equal to such shortfall.

The receivable from Suez, the related payable to the Trust, and the unamortized employee profit sharing asset were $33.3 million, $33.3 million, and $22.1 million, respectively, at December 31, 2008. Because

8.    Contribution Agreement With Profit-Sharing Trust and Reimbursement Agreement with Suez (continued)

Suez reimburses us for all payments that we make toward satisfying our obligations under the Contribution Agreement, expenses related to the Contribution Agreement are non-cash in nature. Once our remaining Contribution Agreement obligations have been fully satisfied, which will be no later than 2010, subsequent profit sharing and 401(k) matching contribution expenses will require the use of cash.

Contributions to the Trust and expenses recorded related to the Contribution Agreement are as follows:

	Year ended December 31
	2008	2007	2006
Contributions to the Trust	$27.0	$24.9	$16.9

Expense recorded:
Amortization of unearned employee profit sharing	$17.4	$24.5	$20.5
Accretion of obligation to Trust	2.7	4.1	5.1

Total included in operating expenses	$20.1	$28.6	$25.6

Payments received from Suez and income recorded related to the reimbursement arrangement are as follows:

	Year ended December 31
	2008	2007	2006
Payments received from Suez	$27.0	$24.9	$16.9

Income recorded:
Accretion of receivable from Suez	$2.7	$4.1	$5.1

9.	Property, Plant, and Equipment

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

No interest was capitalized during 2008 or 2007. Interest capitalized during 2006 was $0.5 million.

Property, plant, and equipment consist of the following:

	December 31, 2008	December 31, 2007
Land	$73.0	$81.1
Buildings	194.9	191.8
Software	154.2	145.7
Equipment	920.8	894.3

	1,342.9	1,312.9
Accumulated depreciation	(639.2)	(550.6)

Property, plant, and equipment, net	$703.7	$762.3

10.    Income Tax

The provision for income taxes was calculated based upon the following components of earnings (loss) before income taxes and minority interests:

	Year ended December 31
	2008	2007	2006
United States	$(120.8)	$41.3	$(25.1)
Foreign	(159.3)	165.2	190.8

Earnings (loss) before income taxes and minority interests	$(280.1)	$206.5	$165.7

The components of the income tax provision are as follows:

	Year ended December 31
	2008	2007	2006
Current:
United States	$2.1	$—	$(0.3)
State and local	4.1	0.5	0.8
Foreign	79.0	68.6	88.4

Total current	85.2	69.1	88.9

Deferred:
United States	(36.1)	17.8	(9.8)
State and local	0.1	0.6	(1.4)
Foreign	5.3	(18.2)	(18.8)

Total deferred	(30.7)	0.2	(30.0)

Income tax provision	$54.5	$69.3	$58.9

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Net deferred income tax assets (liabilities) are as follows:

	December 31, 2008	December 31, 2007
Retirement benefits	$61.1	$60.8
Pension	78.4	80.6
United States net operating loss carryforwards	8.5	67.9
Foreign tax loss carryforwards	47.0	58.1
United States foreign tax credits	70.0	35.4
Other deferred tax assets	108.2	112.8

Total deferred tax assets	373.2	415.6
Valuation allowance	(49.6)	(88.1)

Net deferred tax assets	$323.6	$327.5

Property	$(95.9)	$(113.2)
Intangible assets	(432.0)	(465.9)
Other deferred tax liabilities	(23.0)	(29.3)

Total deferred tax liabilities	(550.9)	(608.4)
Net deferred tax assets	323.6	327.5

Total deferred income taxes	$(227.3)	$(280.9)

Included in:
Deferred income taxes – current asset	$25.7	$25.9
Other noncurrent assets	11.7	31.3
Income taxes	(5.9)	(10.6)
Deferred income taxes – noncurrent liability	(258.8)	(327.5)

	$(227.3)	$(280.9)

10.    Income Tax (continued)

These deferred tax assets and liabilities are classified in the balance sheet based on the balance sheet classification of the related assets and liabilities.

Nalco Holding Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions, as required. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for periods prior to 2002. To the extent that we are subject to additional tax assessments greater than $150,000 that relate to tax periods before November 4, 2003, we are indemnified by our former shareholder, Suez, and therefore have recorded a receivable for the related indemnity claim.

SFAS No. 109, Accounting for Income Taxes, is interpreted by FIN 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

A reconciliation of the 2008 beginning and ending amounts of unrecognized tax benefits recorded in accordance with FIN 48 follows:

	Unrecognized Tax Benefit	Suez Portion	Nalco Portion
Balance at January 1, 2008	$5.2	$1.6	$3.6
Additions related to current year	0.3	—	0.3
Additions related to prior years	6.6	0.2	6.4
Reduction for positions taken in prior years	(5.1)	—	(5.1)
Settlements	(1.0)	—	(1.0)

Balance at December 31, 2008	$6.0	$1.8	$4.2

Unrecognized tax position	$5.1	$1.3	$3.8
Interest	0.9	0.5	0.4
Penalties	—	—	—

Balance at December 31, 2008	$6.0	$1.8	$4.2

As of December 31, 2008, full recognition of the $6.0 million of tax benefits not previously recognized would have resulted in a reduction of the Suez receivable of $1.8 million and a favorable impact to the income tax provision of $4.2 million.

The effective rate of the provision for income taxes differs from the United States statutory federal tax rate due to the following items:

	Year ended December 31
	2008	2007	2006
United States statutory federal tax rate	$(98.0)	$72.3	$58.0
State income taxes, net of federal benefits	5.5	1.4	(0.6)
Nondeductible goodwill	163.3	—	—
Foreign tax rate differential	(27.4)	(25.1)	(13.0)
Withholding taxes	7.0	7.8	8.1
United States tax on foreign earnings	4.6	11.4	3.8
Credits and incentives	(4.6)	(1.6)	(1.7)
Changes in valuation allowances	(15.6)	1.6	(2.4)
Uncertain tax positions	1.6	(5.9)	3.1
Nondeductible items	18.1	10.3	6.2
Other	—	(2.9)	(2.6)

Income tax provision	$54.5	$69.3	$58.9

10.    Income Tax (continued)

No provision has been made for United States or foreign income taxes related to approximately $271.8 million of undistributed earnings of foreign subsidiaries at December 31, 2008, as we consider these earnings to be permanently reinvested. It is not practicable to estimate the additional income taxes and applicable withholding tax that would be payable on the remittance of such undistributed earnings.

The Internal Revenue Service (the Service) had previously concluded its examination of the consolidated federal income tax returns of our subsidiary, Nalco Company and Nalco Company’s subsidiaries for the years 2003 and 2004. The Service had originally proposed to disallow deductions totaling $116.2 million relating to debt issuance costs and consulting fees, some of which amortize through 2011. We believed the expenditures to be valid tax deductions. During 2008, the Service offered to reduce the disallowance to $5.8 million and close the audit. We have accepted the offer, which caused the recognition of $2.2 million of additional federal and state tax expense in the year. Formal notification of the final resolution has not yet been received from the Service, but is expected in early 2009.

At the end of 2007, we were carrying forward United States federal net operating losses of approximately $144.9 million ($50.7 million tax effect) expiring between 2024 and 2027. These losses were partly the result of deducting rather than crediting certain foreign taxes. The additional tax benefit of crediting the foreign taxes was reported in our balance sheet at December 31, 2007 as a deferred tax asset of $35.4 million, offset by a full valuation allowance. Because of a change in our U.S. tax position, we will amend the previous U.S. tax returns to realize the tax benefits of crediting foreign taxes and will also credit the current year foreign taxes. Conversion of the previous foreign tax deductions to credits reduced the net operating loss carryforward, and the remaining net operating loss carryforward was fully consumed in 2008.

The U.S. foreign tax credit carryforward has increased to $70.0 million. The credits have a ten-year carryforward period, and will expire between 2014 and 2019 if not utilized. Because the credits are expected to be utilized before the expiration of the carryforward period, no valuation allowance is recorded. The release of the prior year valuation allowance reduced our tax expense in 2008 by $35.4 million.

We have approximately $83.4 million ($23.3 million tax effect) of U.K. capital loss carryforwards that do not expire. The losses can only be used to offset future capital gains in the U.K. A full valuation allowance has been established pending the recognition of taxable U.K. capital gains.

We also have other net deferred tax assets in the U.K. of approximately $66.1 million ($18.5 million tax effect), including ordinary tax loss carryforwards of $30.2 million ($8.5 million tax effect) that do not expire. We have recorded a valuation allowance on substantially all of these deferred tax assets.

We have a net operating loss carryforward in Brazil of approximately $15.1 million ($5.1 million tax effect) that does not expire. A full valuation allowance has been established, as we do not foresee future taxable income to utilize the carryforward in this entity.

We have net operating loss carryforwards in The Netherlands of approximately $28.0 million ($7.1 million tax effect) that will expire between 2013 and 2018 if not utilized. A valuation allowance has been established on $9.9 million ($2.5 million tax effect) associated with periods that are limited such that we do not expect to utilize the loss carryforward.

We have valuation allowances on certain other foreign net deferred tax assets, including operating loss carryforwards, with approximately $2.5 million tax effect.

11.	Debt

Debt consists of the following:

	December 31, 2008	December 31, 2007
Short-term
Checks outstanding and bank overdrafts	$24.7	$14.1
Notes payable to banks	38.5	6.1
Current maturities of long-term debt	30.6	32.4
Unsecured notes, due May 2008	—	27.8
Revolving credit facility	—	50.0

	$93.8	$130.4

Long-term
Securitized trade accounts receivable facility	$98.0	$134.0
Term loan A, due November 2009	30.5	64.8
Term loan B, due November 2010	887.0	887.0
Senior notes, due November 2011	942.6	959.6
Senior subordinated notes, due November 2013	742.6	759.6
Senior discount notes, due February 2014	458.9	420.6
Other	0.6	0.5

	3,160.2	3,226.1
Less: Current portion	30.6	32.4

	$3,129.6	$3,193.7

The weighted-average interest rate on short-term debt was 5.1% and 6.7% at December 31, 2008 and December 31, 2007, respectively.

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

At December 31, 2008, the senior discount notes had an accreted value of approximately $992.82 per $1,000 principal amount at maturity of notes, resulting in a total accreted value of $457.5 million. The $1.4 million difference between the carrying value of the notes and the total accreted value represents a premium, which is being amortized over the term of the notes.

Nalco Holding Company and the Issuers do not generate any revenue, and Nalco Finance Holdings Inc. was incorporated solely to accommodate the issuance of the notes by Nalco Finance Holdings LLC. All

11.    Debt (continued)

of Nalco Holding Company’s consolidated assets are owned, and all of its consolidated net sales are earned, by its direct and indirect subsidiaries. As of December 31, 2008, Nalco Holding Company’s subsidiaries had $551.2 million of restricted net assets.

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

At its option, Nalco Company had the right to redeem some or all of the senior notes and senior subordinated notes, beginning November 15, 2007 and November 15, 2008, respectively, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, if redeemed during the twelve-month period commencing on November 15 of the years set forth below:

Senior notes		Senior subordinated notes
Period	Redemption Price	Period	U.S. dollar Redemption Price	Euro Redemption Price
2008	101.938%	2008	104.438%	104.500%
2009 and thereafter	100.000%	2009	102.958%	103.000%
		2010	101.479%	101.500%
		2011 and thereafter	100.000%	100.000%

Nalco Company had the right to redeem some or all of the senior subordinated notes prior to November 15, 2008, at a price equal to the principal amount of the notes, plus a specified “make-whole” premium.

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

11.    Debt (continued)

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

Interest is generally due quarterly in arrears, and is also due upon expiration of any particular loan. In addition, there is an annual loan commitment fee of 0.5% on the unused portion of the revolving credit facility. We are also required to pay a participation fee in respect of the undrawn portion of the letters of credit, at a rate per annum equal to LIBOR or EURIBOR plus an applicable margin, a fronting fee at a rate of 0.25% per annum of the daily average amount, as well as customary letter of credit fees. As of December 31, 2008, we had $21.1 million in outstanding letters of credit, none of which had been drawn against.

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

We made $33.3 million of scheduled payments in 2008 under term loan facilities using cash generated from operations. Using cash generated from operations during 2007, we made scheduled payments under our term loan facilities of $24.3 million, and we prepaid an additional $24.0 million of term loan borrowings. We made scheduled payments of $3.2 million and prepaid $201.9 million of term loan borrowings during 2006 using mostly cash generated from operations.

At December 31, 2008, we had $917.5 million outstanding under the senior secured credit facilities with a weighted-average interest rate of 4.15%. The amounts outstanding, as well as the base rates and applicable margins, at December 31, 2008 and December 31, 2007 were as follows:

	2008			2007
	Amount	Weighted Average Base Rate	Applicable Margin	Amount	Weighted Average Base Rate	Applicable Margin
Revolving credit facility	$—	—	—	$50.0	4.86%	2.00%
Term loan A (euro)	€22.0	3.00%	2.00%	€44.0	4.71%	2.00%
Term loan B	$887.0	2.37%	1.75%	$887.0	5.17%	1.75%

The $0.6 million in other long-term debt at December 31, 2008 was borrowed by one foreign subsidiary and is a non-interest bearing note.

The senior secured credit facilities, senior notes, and senior subordinated notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends or repurchase stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business; and enter into hedging contracts. In addition, we must maintain financial covenants including a maximum total leverage ratio, minimum interest coverage ratio, and maximum capital expenditure limitation. As of December 31, 2008, we were in compliance with all of these covenants.

11.    Debt (continued)

The following table presents the projected annual maturities of long-term debt for years after 2008:

Year ending December 31
2009	$30.6
2010	985.1
2011	942.7
2012	—
2013	742.7
Thereafter	461.0

$3,162.1

The $1.9 million difference between the total projected annual maturities of long-term debt of $3,162.1 million and the carrying value of $3,160.2 million is mostly attributable to the $3.3 million difference between the $460.8 million aggregate principal amount at maturity of the senior discount notes and their accreted value of $457.5 million. Partly offsetting that difference is the $1.4 million unamortized premium attributable to those notes.

12.	Leases

We lease administrative, research, manufacturing, and warehouse facilities and data processing and other equipment under non-cancelable leases that expire at various dates through 2027. Rent expense totaled $43.1 million, $39.4 million and $36.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum rental payments for operating leases related to facilities, with initial or remaining terms greater than one year, are as follows:

Year ending December 31
2009	$24.0
2010	28.6
2011	42.6
2012	18.3
2013	16.0
Thereafter	148.3

$277.8

The amounts in the table above include future minimum rental payments for our corporate headquarters and research facility of $9.0 million in 2009, $17.1 million in 2010, $35.1 million in 2011, $12.7 million in 2012, $12.7 million in 2013, and $124.7 million from 2014 through 2023.

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

13.    Sale-Leaseback Transaction (continued)

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

14.	Pension and Other Postretirement Benefit Plans

We have several noncontributory, defined benefit pension plans covering most employees in the U.S. and those with certain foreign subsidiaries. The principal domestic plan represents approximately 56% of the benefit obligation and 51% of the total fair value of plan assets at December 31, 2008. We also provide a supplementary, nonqualified, unfunded plan for U.S. employees whose pension benefits exceed ERISA limitations. In addition, we have defined benefit postretirement plans that provide medical, dental, and life insurance benefits for substantially all U.S. retirees and eligible dependents. We retain the right to change or terminate these benefits.

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

Beginning in 2005, a November 30 measurement date was used for the defined benefit plans for pension and other postretirement benefits. A December 31 measurement date had been used in prior years, and was reinstated for 2008 and onward in accordance with the measurement provisions of SFAS No. 158.

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

14.    Pension and Other Postretirement Benefit Plans (continued)

The following tables detail the changes in the funded status of defined benefit pension and other postretirement benefit plans:

	Pension Benefits
	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$829.6	$866.4
Service cost	25.6	28.6
Interest cost	47.5	45.3
Participant contributions	2.2	1.9
Plan amendments	—	(22.9)
Settlements and curtailments	(0.4)	—
Actuarial (gain) loss	(78.6)	(61.6)
Benefits paid	(76.6)	(47.9)
Change in measurement date	6.0	—
Other	(0.4)	—
Foreign currency exchange rate changes	(73.4)	19.8

Benefit obligation at end of year	681.5	829.6

Change in plan assets
Fair value of plan assets at beginning of year	516.1	432.2
Actual return on plan assets	(119.1)	33.4
Employer contributions	86.2	86.8
Participant contributions	2.2	1.9
Settlements	(0.5)	(0.4)
Benefits paid	(76.6)	(47.9)
Change in measurement date	3.0	—
Foreign currency exchange rate changes	(51.6)	10.1

Fair value of plan assets at end of year	359.7	516.1

Funded status at measurement date	(321.8)	(313.5)
Employer contributions subsequent to measurement date	—	0.6

Funded status at December 31	$(321.8)	$(312.9)

14.    Pension and Other Postretirement Benefit Plans (continued)

	Other Postretirement Benefits
	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$150.8	$163.8
Service cost	4.3	5.4
Interest cost	8.9	8.4
Participant contributions	7.1	6.6
Medicare subsidy	0.6	0.6
Actuarial (gain) loss	(19.4)	(22.2)
Change in measurement date	1.1	—
Other	(0.4)	0.4
Benefits paid	(12.6)	(12.2)

Benefit obligation at end of year	140.4	150.8

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	5.5	5.6
Participant contributions	7.1	6.6
Benefits paid	(12.6)	(12.2)

Fair value of plan assets at end of year	—	—

Funded status at measurement date	(140.4)	(150.8)
Employer contributions subsequent to measurement date	—	0.8

Funded status at December 31	$(140.4)	$(150.0)

Amounts recognized in the balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Other assets	$4.7	$4.9	$—	$—
Accrued compensation	(4.3)	(3.4)	(7.5)	(8.3)
Accrued pension/postretirement benefits	(322.2)	(314.4)	(132.9)	(141.7)

Net amount recognized	$(321.8)	$(312.9)	$(140.4)	$(150.0)

The following amounts that have not yet been recognized in net pension expense and net other postretirement benefit expense are included in accumulated other comprehensive income at December 31, 2008:

	Net Prior Service (Credit)	Net Actuarial Loss (Gain)
Pension benefits	$(19.4)	$31.5
Other postretirement benefits	(4.6)	(43.9)

The accumulated benefit obligation for all defined benefit pension plans was $548.9 million and $666.5 million at December 31, 2008 and November 30, 2007, respectively.

14.    Pension and Other Postretirement Benefit Plans (continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with projected benefit obligations in excess of plan assets were as follows:

	2008	2007
Projected benefit obligation	$667.4	$815.2
Accumulated benefit obligation	538.7	656.5
Fair value of plan assets	340.9	496.8

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2008	2007
Projected benefit obligation	$647.3	$772.2
Accumulated benefit obligation	523.2	622.9
Fair value of plan assets	323.9	459.9

Net pension expense for all defined benefit pension plans was comprised of:

	Year ended December 31
	2008	2007	2006
Service cost	$25.6	$28.6	$29.5
Interest cost	47.5	45.3	42.7
Expected return on plan assets	(36.7)	(33.8)	(29.6)
Amortization of prior service cost (credit)	(2.2)	0.1	0.1
Amortization of net actuarial loss	0.3	0.7	0.5
Settlements and curtailments	10.6	0.5	1.7

Net benefit expense	$45.1	$41.4	$44.9

Net other postretirement benefit expense was comprised of:

	Year ended December 31
	2008	2007	2006
Service cost	$4.3	$5.4	$5.6
Interest cost	8.9	8.4	8.2
Amortization of prior service credit	(4.7)	(4.7)	(4.0)
Amortization of net actuarial gain	(2.6)	(0.3)	(0.3)

Net benefit expense	$5.9	$8.8	$9.5

The following amounts included in accumulated other comprehensive income at December 31, 2008 are expected to be recognized in net pension expense and net other postretirement benefit expense during the year ended December 31, 2009:

	Net Prior Service (Credit)	Net Actuarial (Gain)
Net pension expense	$(2.2)	$(2.1)
Net other postretirement benefit expense	(3.3)	(3.4)

The weighted-average assumptions used for the U.S. defined benefit plans as of the measurement date for each of the last two years were as follows:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Discount rates	6.85%	6.25%	6.80%	6.45%
Rates of increase in compensation levels	4.44%	4.44%	4.37%	4.37%

14.    Pension and Other Postretirement Benefit Plans (continued)

The weighted-average assumptions used for the foreign defined benefit pension plans as of the measurement date for each of the last two years were as follows:

	2008	2007
Discount rates	6.08%	5.78%
Rates of increase in compensation levels	3.48%	3.88%

The weighted-average assumptions used to determine net pension and other postretirement benefit expense for the U.S. defined benefit plans were as follows:

	Year ended December 31
	2008	2007	2006
Discount rates:
Pension benefits	6.25%	5.65%	5.75%
Other postretirement benefits	6.45%	5.65%	5.75%
Rates of increase in compensation levels:
Pension benefits	4.44%	3.94%	3.94%
Other postretirement benefits	4.37%	3.87%	3.87%
Expected long-term return on plan assets	8.25%	8.50%	8.50%

The weighted-average assumptions used to determine net pension expense for the foreign defined benefit pension plans were as follows:

	Year ended December 31
	2008	2007	2006
Discount rates	5.78%	4.80%	4.80%
Rates of increase in compensation levels	3.88%	3.62%	3.40%
Expected long-term return on plan assets	6.44%	6.43%	6.48%

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

14.    Pension and Other Postretirement Benefit Plans (continued)

The percentages of each major class of plan assets held by the principal domestic defined benefit pension plan as of the measurement date for each of the last two years and target allocations were as follows:

	Actual		Target Allocations
	2008	2007	2008	2007
Equity securities	52.8%	57.8%	49.0%	49.0%
Fixed income securities	32.3%	29.9	32.0%	32.0
Alternative investments	14.9%	11.7	19.0%	19.0
Cash	—	0.6	—	—

	100.0%	100.0%	100.0%	100.0%

The assumed health care cost trend rates used as of the measurement date for each of the last two years were as follows:

	2008	2007
Health care cost trend rate assumed for next year
Pre-age 65	9.0%	9.5%
Post-age 65	10.0%	10.5%
Ultimate trend rate
Pre-age 65	5.5%	6.0%
Post-age 65	5.5%	6.0%
Year that the rate reaches the ultimate trend rate
Pre-age 65	2015	2014
Post-age 65	2018	2015

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.4	$(0.5)
Effect on postretirement benefit obligation	4.7	(5.5)

We expect to contribute $53.3 million to our pension plans and $7.5 million to our other postretirement benefit plans in 2009.

The following estimated future benefit payments are expected to be paid in the years indicated:

		Other Postretirement Benefits
Year	Pension Benefits	Gross	Medicare Subsidy	Net
2009	$48.1	$8.3	$0.8	$7.5
2010	44.5	9.1	0.9	8.2
2011	39.4	9.6	1.1	8.5
2012	41.7	10.2	1.2	9.0
2013	44.8	10.8	1.3	9.5
2014-2018	252.2	60.6	9.3	51.3

15.	Equity Compensation Plans

The Nalco Holding Company 2004 Stock Incentive Plan (the “Plan”) was adopted to aid us in recruiting and retaining key employees, directors and consultants and to motivate them to exert their best efforts on our behalf. The Plan, which permits the grant of stock options, stock appreciation rights, restricted

15.    Equity Compensation Plans (continued)

stock and other stock-based awards for up to 7.5 million shares of common stock, is administered by the Compensation Committee of the Board of Directors. The Compensation Committee may delegate its duties and powers in whole or in part as it determines.

In connection with his employment as our President and Chief Executive Officer in 2008, J. Erik Fyrwald was granted 200,000 shares of restricted stock and 190,000 stock options outside the Plan. Of the restricted stock awards, 100,000 shares vest on each of the third and fourth anniversaries after the grant date. Of the stock option awards, which have a contractual term of ten years, 75,000 options vest on each of the third and fourth anniversaries after the grant date. The remaining 40,000 options vest ratably beginning on December 31, 2008, and on December 31 of the following three years.

Stock option awards granted under the Plan have a contractual term of ten years, and usually vest ratably over four years after the grant date. The exercise price of option awards is equal to the market price of Nalco Holding Company common stock on the date granted.

The fair value of option awards was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2008	2007	2006
Expected life (years)	6.125 - 6.75	6.25	6.25
Risk-free interest rate	2.83% - 3.42%	4.69%	4.96%
Expected volatility	38.3% - 55.6%	25.5%	34.2%
Expected dividend yield	0.61% - 0.98%	0.58%	0.73%

Because Nalco Holding Company has been a public company only since November 2004, there is limited historical data on the volatility of its common stock. As a result, the expected volatility of the option awards was estimated using an implied volatility from traded options on Nalco Holding Company common stock. Since historical information concerning option exercise behavior by our employees is very limited and such information is not readily available from a peer group of companies, the expected life was estimated using the “simplified method” permitted by Staff Accounting Bulletin Nos. 107 and 110 issued by the SEC.

The following table summarizes the status of option awards as of December 31, 2008, and changes during the year then ended:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	278,506	$19.12
Granted	633,827	19.37
Exercised	(21,665)	17.25
Forfeited	(56,994)	19.54

Outstanding at December 31, 2008	833,674	19.32	8.9	$—

Exercisable at December 31, 2008	229,364	19.51	8.0	$—

The weighted-average grant-date fair value of options granted during 2008, 2007 and 2006 was $8.20, $8.15 and $6.48, respectively.

Restricted stock awards are granted to non-management directors and certain key employees. Awards granted to non-management directors vest approximately two years after the grant date. Awards granted to key employees vest over periods ranging from approximately one to five years following the grant

15.    Equity Compensation Plans (continued)

date. The fair value of restricted stock awards is determined based on the market price of Nalco Holding Company common stock on the date of grant. The weighted-average grant-date fair value of restricted stock awards granted during 2008, 2007 and 2006 was $21.15, $25.53 and $17.83, respectively.

The following table summarizes the status of restricted stock awards as of December 31, 2008, and changes during the year then ended:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards at January 1, 2008	78,661	$21.65
Granted	414,619	21.15
Vested	(52,397)	20.60
Forfeited	(2,707)	24.01

Restricted stock awards at December 31, 2008	438,176	21.29

We recognize compensation expense related to option and restricted stock awards on a straight-line basis over the vesting periods. As of December 31, 2008, there was $11.7 million of total unrecognized compensation cost related to nonvested option and restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.7 years. The fair value of restricted stock awards that vested during 2008, 2007 and 2006 was $0.9 million, $0.9 million and $0.1 million, respectively. The total intrinsic value of options exercised during 2008 was $0.5 million. Cash received from the exercise of stock options was $0.4 million. No option awards were exercised in 2007 or 2006.

Performance share awards provide for the issuance of common stock to certain key employees if specified performance targets are achieved. For most performance share awards, the number of common shares that will be issued is dependent upon vesting and actual performance of the Company relative to certain financial targets approved by our Board of Directors, and could range from 0% to 150% of the performance shares granted. For certain performance share awards, the number of shares that will be issued could range from 0% to 200% of the performance shares granted. The performance shares vest approximately three years following the grant date. The fair value of performance share grants is determined based on the market price of Nalco Holding Company common stock on the date of grant, and the amount of compensation expense recognized reflects estimated forfeiture rates and management’s assessment of the probability that performance goals will be achieved. We recognize compensation expense related to performance share grants ratably over the vesting periods.

The following table summarizes the status of performance share awards as of December 31, 2008, and changes during the year then ended:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Performance share awards at January 1, 2008	274,396	$21.37
Granted	440,560	21.08
Vested	(87,948)	16.86
Forfeited	(119,171)	22.56

Performance share awards at December 31, 2008	507,837	21.63

There was $7.7 million of total unrecognized compensation cost related to performance share awards as of December 31, 2008, which we expect to recognize over a weighted-average period of 2.1 years. The fair value of performance share awards that vested during 2008, 2007 and 2006 was $1.0 million, $1.1 million and $0.4 million, respectively.

15.    Equity Compensation Plans (continued)

During 2004, Nalco LLC, wholly owned by the Sponsors and our direct parent company at the time, established the Nalco LLC 2004 Unit Plan (the “Unit Plan”) for purposes of (i) attracting and retaining exceptional officers and other key employees, non-employee directors and consultants and (ii) enabling such individuals to acquire an equity interest in Nalco LLC and to participate in its and our long-term growth and financial success.

During 2004, Nalco LLC granted certain of our officers and key employees rights to purchase a designated number of one or more classes of equity interests (“Units”) in Nalco LLC. Those officers and key employees who elected to purchase such Units did so at the Units’ fair value, discounted for any vesting provisions, as determined by a valuation consultant, since Nalco LLC is a private company and there is no public market for its shares.

The Units subject to the Unit Plan included class A, class B, class C, and class D Units. The class A Units were fully vested at the time of purchase by an employee and have economic characteristics that are similar to those of shares of common stock in a private corporation. The class B, class C, and class D Units were subject to vesting provisions, meaning that in order for such Units to be entitled to distributions or other benefits, an employee would have to continue to provide services for a certain period of time. The Unit Plan was modified in 2006 to reduce the vesting period for class C and class D Units and to eliminate provisions that accelerated the vesting of those Units if specified EBITDA performance targets were achieved. The modifications did not result in incremental compensation expense.

Though Nalco LLC established the Unit Plan, we account for the Unit Plan since its economic substance is substantially the same for our employees and us. As of December 31, 2008, there was no unrecognized compensation cost related to the Unit Plan.

Compensation cost charged to earnings for all equity compensation plans discussed above was $5.9 million, $3.5 million and $1.8 million for 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the consolidated statement of operations was $2.2 million, $1.3 million and $0.7 million for 2008, 2007 and 2006, respectively.

We also recognized non-cash charges to earnings of $0.6 million and $5.3 million during 2008 and 2007, respectively, that resulted from modifying the terms of some Unit Plan awards for certain exiting employees. Most of these charges have been reported as part of restructuring expenses in the consolidated statement of operations. Due to the tax attributes of the Unit Plan, no tax benefit was recognized for the expense that resulted from modifying the terms of the awards.

In November 2007, it was announced that Dr. William H. Joyce, our Chairman and Chief Executive Officer, had stated his intention to retire on December 30, 2007. At the same time, it was also announced that we had entered into an amended Employment and Consulting Agreement with Dr. Joyce concerning his remaining service as CEO through the remainder of 2007, his consulting services through March 2008, and certain compensation matters. As part of the agreement, Dr. Joyce received a grant of nonvested common stock valued at $12.0 million. Vesting of the stock is subject to certain performance and other conditions. During 2008, 349,677 shares vested at a fair value of $5.6 million.

Because Dr. Joyce was not required to provide substantive services to us subsequent to 2007 and vesting of the stock was considered probable, we charged the entire $12.0 million of compensation expense to earnings and recognized an income tax benefit of $4.6 million in 2007. Because the grant included a provision requiring cash settlement in the event of the death of Dr. Joyce, the $12.0 million was classified with other liabilities in the balance sheet until such time that cash settlement was no longer possible. We reclassified $8.0 million from other liabilities to additional paid-in capital during 2008 for that portion of the grant no longer subject to cash settlement. At December 31, 2008, $4.0 million remained in other liabilities, which will be reclassified to additional paid-in capital during the first quarter 2009.

16.	Shareholders’ Equity

Shareholders’ equity consists of the following:

	December 31, 2008	December 31, 2007
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.01 per share; authorized 500,000,000 shares; 146,764,030 shares and 144,377,068 shares issued at December 31, 2008 and December 31, 2007, respectively	1.4	1.4
Additional paid-in capital	764.5	749.7
Treasury stock, at cost; 9,535,943 shares and 4,588,500 shares at December 31, 2008 and December 31, 2007, respectively	(211.3)	(108.0)
Retained earnings (accumulated deficit)	(268.8)	100.7
Accumulated other comprehensive income:
Net prior service credit	14.8	20.4
Net actuarial gain	15.3	46.1
Derivatives	(0.6)	(1.9)
Currency translation adjustments	78.0	309.4

	107.5	374.0

	$393.3	$1,117.8

In November 2004, a warrant to purchase, for $0.01 per share, up to 6,191,854 shares of Nalco Holding Company common stock was issued as part of a dividend to Nalco LLC, our sole stockholder on the record date of the dividend. The warrant enables Nalco LLC to deliver shares to members of our management who have the right to put, or sell, their vested class B, class C and class D Units to Nalco LLC. Subject to limited exceptions, the warrant became exercisable upon the occurrence of the same specified events applicable to the vesting of the Nalco LLC class B Units, class C Units and class D Units (except that there is no service requirement comparable to that applicable to the individual holders of the class B, class C and class D Units). The warrant terminates and becomes void as of the date it becomes exercised in full. Nalco LLC exercised warrants to acquire 2,126,650 and 1,265,806 shares of Nalco Holding Company common stock during 2008 and 2007, respectively. At December 31, 2008, up to 1,414,399 shares of Nalco Holding Company common stock could be purchased by Nalco LLC under the warrant. The amount includes 789,109 shares of common stock that would be required to be deposited into an escrow account under the terms of the warrant. Nalco Holding Company would beneficially own such shares, which would be used solely for the purpose of delivering shares of common stock pursuant to incentive compensation plans.

On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. We repurchased 4,947,443 shares at a cost of $103.3 million during 2008 and 4,588,500 shares at a cost of $108.0 million during 2007.

17.	Financial Instruments and Risk Management

We use derivative instruments to manage our foreign exchange and energy cost exposures. All derivative instruments are recognized in the consolidated balance sheets at fair value. Changes in the fair value of derivatives that are not hedges are recognized in income as they occur. If the derivative instruments are designated as hedges, depending on their nature, the effective portions of changes in their fair values are either offset in income against the changes in the fair values of the items being hedged, or reflected initially as a separate component of shareholders’ equity and subsequently recognized in income when the hedged items are recognized in income. The ineffective portions of changes in the fair values of derivative instruments designated as hedges are immediately recognized in income. Derivative instruments are not held or issued for trading or speculative purposes.

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

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in income during 2008, 2007 and 2006. Gains and losses from the net investment hedge reported as a component of other comprehensive income in the foreign currency translation adjustment account were as follows:

	Year ended December 31
	2008	2007	2006
Gain (loss) before tax	$35.1	$(71.0)	$(63.3)
Income tax (benefit)	13.6	(27.0)	(24.1)

Net gain (loss)	$21.5	$(44.0)	$(39.2)

Certain of our forward exchange contracts at December 31, 2008 were designated as cash flow hedges of the variability of the cash flows from forecasted 2009 royalty payments due to changes in foreign exchange rates.

The fair value of all forward exchange contracts was a net asset of $0.6 million at December 31, 2008, and a net liability of $3.0 million at December 31, 2007. We expect to reclassify $2.1 million of pretax gains on cash flow hedges of anticipated foreign currency transactions from accumulated other comprehensive income to earnings during 2009, when the hedged transaction affects earnings. Amounts reclassified from accumulated other comprehensive income are recorded with foreign currency exchange adjustments in other income (expense).

Energy Cost Risk Management

We use derivative instruments such as commodity forward contracts to manage our exposure to fluctuations in the cost of natural gas used in our business. These instruments are designated as cash flow hedges, with changes in their fair values included in other comprehensive income to the extent the hedges are effective. Amounts included in other comprehensive income are reclassified into cost of product sold in the period during which the hedged transaction is recognized in earnings. Hedge ineffectiveness was immaterial in 2008, 2007 and 2006. The fair value of these contracts was a net liability of $3.1 million and $0.4 million at December 31, 2008 and 2007. Contracts outstanding at December 31, 2008 were short-term in nature, with the maximum hedge period not exceeding one year. We expect to reclassify $3.1 million of pretax losses on cash flow hedges of anticipated 2009 natural gas purchases from accumulated other comprehensive income to earnings during 2009.

18.	Fair Value of Financial Instruments

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

Level 1 –	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 –	Observable inputs other than quoted prices in active markets.
Level 3 –	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance December 31, 2008	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$2.5	$—	$2.5	$—

Liabilities:
Foreign exchange forward contracts	$1.9	$—	$1.9	$—
Natural gas forward contracts	3.1	—	3.1	—

	$5.0	$—	$5.0	$—

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Natural gas forward contracts are valued using NYMEX futures prices for natural gas at the reporting date.

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate their fair values at December 31, 2008 and 2007, because of the short-term maturities and nature of these balances.

The estimated fair value of long-term debt at December 31, 2008 and 2007 was $2,773.9 million and $3,219.7 million, respectively, and the related carrying value was $3,129.6 million and $3,193.7 million, respectively. The fair value of our senior notes, senior subordinated notes and senior discount notes was estimated based on their quoted market prices. The carrying value of amounts outstanding under our senior secured credit facilities is considered to approximate fair value because interest accrues at rates which fluctuate with interest rate trends. The carrying value of other long-term debt outstanding also approximates fair value due to the variable nature of their interest rates. The fair value of the 6.25% fixed rate unsecured notes at December 31, 2007 was based on its quoted market price.

19.	Restructuring Expenses

We continuously redesign and optimize our business and work processes, and restructure our organization accordingly. Restructuring expenses, representing mostly employee severance and related costs, were $33.4 million, $15.3 million and $9.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in restructuring expenses in 2008 was mainly the result of a reduction in force of more than 400 positions begun during the fourth quarter as part of an organizational realignment.

20.	Summary of Other Income (Expense)

The components of other income (expense), net in the statements of operations include the following:

	Year ended December 31
	2008	2007	2006
Franchise taxes	$0.1	$(3.0)	$(2.5)
Equity in earnings of unconsolidated subsidiaries	0.3	1.4	3.5
Foreign currency exchange adjustments	(10.7)	(1.1)	(3.6)
Other income (expense), net	(7.1)	(2.1)	(1.8)

	$(17.4)	$(4.8)	$(4.4)

21.	Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

Basic and diluted earnings per share were calculated as follows:

	Year ended December 31
(in millions)	2008	2007	2006
Numerator for basic and diluted earnings per share:
Net earnings	$(342.6)	$129.0	$98.9

Denominator for basic earnings per share – weighted average common shares outstanding	140.1	143.2	143.0
Effect of dilutive securities:
Stock purchase warrant	—	3.4	3.7
Share-based compensation plans	—	0.1	—

Denominator for diluted earnings per share	140.1	146.7	146.7

The denominator for diluted earnings per share in 2008 excludes 0.8 million shares pursuant to the stock purchase warrant and share-based compensation plans because the impact of including those shares would be anti-dilutive.

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

22.    Segment Information (continued)

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

We evaluate the performance of our segments based on “direct contribution”, which is defined as net sales, less cost of products sold (excluding variances to standard costs), selling and service expenses, marketing expenses, research expenses and “capital charges” directly attributable to each segment. Each segment is assessed an internal non-GAAP “capital charge” based on trade accounts receivable, inventories and equipment specifically identifiable to the segment. The capital charges included in each segment’s direct contribution are eliminated to arrive at our consolidated direct contribution. There are no intersegment revenues.

Net sales by reportable segment were as follows:

	Year ended December 31
	2008	2007	2006
Industrial and Institutional Services	$1,813.4	$1,753.2	$1,593.9
Energy Services	1,506.4	1,279.2	1,147.8
Paper Services	776.9	779.0	753.9
Other	115.7	101.1	107.0

Net sales	$4,212.4	$3,912.5	$3,602.6

22.    Segment Information (continued)

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings (loss) before income taxes and minority interests:

	Year ended December 31
	2008	2007	2006
Segment direct contribution:
Industrial and Institutional Services	$372.6	$374.6	$347.1
Energy Services	308.2	286.1	252.8
Paper Services	93.3	122.0	120.8
Other	(81.7)	(90.1)	(75.2)
Capital charge elimination	95.8	86.2	77.1

Total segment direct contribution	788.2	778.8	722.6
Expenses not allocated to segments:
Administrative expenses	204.1	225.2	210.0
Amortization of intangible assets	56.8	62.1	70.1
Restructuring expenses	33.4	15.3	9.5
Gain on divestiture	(38.1)	—	—
Impairment of goodwill	544.2	—	—

Operating earnings (loss)	(12.2)	476.2	433.0
Other income (expense), net	(17.4)	(4.8)	(4.4)
Interest income	8.3	9.1	9.1
Interest expense	(258.8)	(274.0)	(272.0)

Earnings (loss) before income taxes and minority interests	$(280.1)	$206.5	$165.7

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

Net sales by geographic region were as follows:

	Year ended December 31
	2008	2007	2006
United States	$1,884.1	$1,759.6	$1,626.3
Other Americas	559.5	488.1	441.8
Europe/Middle East/Africa	1,154.8	1,103.2	1,036.0
Asia/Pacific	614.0	561.6	498.5

	$4,212.4	$3,912.5	$3,602.6

Long-lived assets by geographic region were as follows:

	December 31, 2008	December 31, 2007
United States	$2,162.6	$2,515.2
Other Americas	284.1	434.4
Europe/Middle East/Africa	887.9	1,248.8
Asia/Pacific	319.7	391.7

	$3,654.3	$4,590.1

22.    Segment Information (continued)

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets is based on physical location of those assets. There were no sales from a single foreign country or customer that were material to our consolidated net sales.

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

We have been named as a potentially responsible party (PRP) by the Environmental Protection Agency or state enforcement agencies at seven waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. We are also remediating a small ground contamination that we discovered at our plant in Pilar, Argentina. Our financial contribution to remediate these sites is not expected to be material. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

Our undiscounted reserves for known environmental clean up costs were $1.1 million at December 31, 2008. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

Expenditures for the year ended December 31, 2008, relating to environmental compliance and clean up activities, were not significant.

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

On November 27, 2006, the U.K. Health and Safety Executive (“HSE”) issued a criminal summons charging our U.K. subsidiary with a violation of the Health and Safety at Work Act. The summons was re-issued in the Crown Court of Worcester on July 23, 2007. The charge relates to a Legionella outbreak that is claimed to have originated at cooling towers owned by one of the subsidiary’s customers. The Legionella outbreak is believed to have resulted in two fatalities and multiple injuries. The customer, H. P. Bulmer Limited, was also charged. Our subsidiary submitted a guilty plea to a portion of the charge, exposing non-employees to a health risk, on September 3, 2007. Similarly, our subsidiary’s customer

23.    Contingencies and Litigation (continued)

submitted a guilty plea. On July 1, 2008, the Crown Court issued a penalty of £300,000 ($0.6 million) and court costs of £50,000 ($0.1 million) against our subsidiary relating to this violation. An identical penalty was issued against the subsidiary’s customer.

In the ordinary course of our business, we are also a party to a number of lawsuits and are subject to various claims relating to trademarks, employee matters, contracts, customer claims, negligence, transactions, chemicals and other matters, the outcome of which, in our opinion, should not have a material effect on our consolidated financial position.

However, we cannot predict the outcome of any litigation or the potential for future litigation. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs. We maintain accruals where the outcome of the matter is probable and can be reasonably estimated.

24.	Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)
2008
Net sales	$999.7	$1,066.3	$1,115.5	$1,030.9
Cost of product sold	564.4	594.9	642.8	579.0
Restructuring expenses	1.0	1.4	10.4	20.6
Earnings (loss) before income taxes and minority interests	44.1	54.9	102.7	(481.8)
Net earnings (loss)	29.2	44.2	57.4	(473.4)
Net earnings (loss) per share:
Basic	$0.20	$0.32	$0.41	$(3.45)
Diluted	$0.20	$0.31	$0.41	$(3.45)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)
2007
Net sales	$909.3	$970.9	$998.2	$1,034.1
Cost of product sold	504.4	537.5	549.2	566.8
Restructuring expenses	—	2.3	7.2	5.8
Earnings before income taxes and minority interests	36.2	57.2	62.5	50.6
Net earnings	19.6	41.8	36.5	31.1
Net earnings per share:
Basic	$0.14	$0.29	$0.25	$0.22
Diluted	$0.13	$0.28	$0.25	$0.22

(1)	Earnings (loss) before income taxes and minority interests includes the impact of a $38.1 million gain on divestiture of the Finishing Technologies surface treatment unit.

(2)	Earnings (loss) before income taxes and minority interests includes the impact of a $544.2 million charge for the impairment of goodwill.

(3)	Cost of product sold was reduced by a $12.3 million insurance settlement for lost profitability caused by hurricanes during 2005. Earnings before income taxes and minority interests include the net impact of the $12.3 million insurance settlement and a $12.0 million charge resulting from a grant of nonvested common stock to Dr. William H. Joyce, our former Chairman and CEO, who retired on December 30, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the principal executive officer and chief financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

(c)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not previously reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is included in Item 1 of Part I of this report.

Information with respect to our directors, included under the headings “What is the composition of the Board of Directors and how often are members elected?”, “Who are this year’s nominees?”, “Class III Directors — Terms Expiring in 2010”, and “Class I Directors — Terms Expiring in 2011” in the Proxy Statement, is incorporated herein by reference.

Information with respect to the Audit Committee and Audit Committee financial experts, included under the heading “What are the committees of the board?” in the Proxy Statement, is incorporated herein by reference.

Information regarding Section 16(a) compliance, included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference.

Information regarding our code of ethics, included under the heading “Code of Ethical Business Conduct and Officer Code of Ethics” in the Proxy Statement, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to compensation of our executive officers and directors, included under the heading “COMPENSATION DISCUSSION AND ANALYSIS” in the Proxy Statement, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management, included under the heading “STOCK OWNERSHIP INFORMATION” in the Proxy Statement, is incorporated herein by reference.

Information with respect to the number of shares of our common stock that could be issued under equity compensation plans as of December 31, 2008, included in the table titled “EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence, included under the headings “How does the Board determine which directors are considered independent?” and “Are there any other material business relationships with entities associated with any of the Company’s Directors or Executive Officers or any other “related persons”?” in the Proxy Statement, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services, included under the heading “What fees did the Company pay to Ernst & Young LLP for audit and other services for fiscal years 2008 and 2007?” in the Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial	Statements

The following consolidated financial statements of Nalco Holding Company and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Operations — Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows — Years ended December 31, 2008, 2007 and 2006

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

Schedule I – Condensed Financial Information

Nalco Holding Company (Parent Company Only)

Condensed Balance Sheets

December 31, 2008 and 2007

(dollars in millions)

	December 31, 2008	December 31, 2007
Investment in subsidiaries	$398.1	$1,085.0
Deferred tax asset	—	51.1

Total Assets	$398.1	$1,136.1

Dividends payable	$4.8	$4.9
Interest payable to subsidiaries	—	0.2
Notes payable to subsidiaries	—	13.2
Total shareholders’ equity	393.3	1,117.8

Total Liabilities and Shareholders’ Equity	$398.1	$1,136.1

See accompanying note to condensed financial statements.

Schedule I – Condensed Financial Information – Continued

Nalco Holding Company (Parent Company Only)

Condensed Statements of Operations

Years ended December 31, 2008, 2007 and 2006

(dollars in millions)

	Years ended December 31
	2008	2007	2006
Net Sales	$—	$—	$—
Operating costs and expenses:
Selling, administrative, and research expenses	—	—	—

Total operating costs and expenses	—	—	—

Operating earnings (loss)	—	—	—
Equity in earnings of subsidiaries	(355.5)	117.1	88.3
Other expenses	—	(0.1)	(0.1)
Interest expense to subsidiaries	(0.3)	(0.5)	(0.2)

Earnings (loss) before income taxes	(355.8)	116.5	88.0
Income tax provision (benefit)	(13.2)	(12.5)	(10.9)

Net earnings (loss)	$(342.6)	$129.0	$98.9

See accompanying note to condensed financial statements.

Schedule I – Condensed Financial Information – Continued

Nalco Holding Company (Parent Company Only)

Condensed Statements of Cash Flows

Years ended December 31, 2008, 2007 and 2006

(dollars in millions)

	Year ended December 31
	2008	2007	2006
Operating activities
Net earnings	$(342.6)	$129.0	$98.9
Equity in earnings of subsidiaries	355.5	(117.1)	(88.3)
Dividends from subsidiaries	136.7	113.1	–
Deferred income taxes	(13.2)	(12.5)	(10.9)
Other	(0.2)	0.2	–

Net cash provided by (used for) operating activities	136.2	112.7	(0.3)

Investing activities
Advances from subsidiaries	(13.2)	10.4	0.3

Net cash provided by (used for) investing activities	(13.2)	10.4	0.3

Financing activities
Cash dividends	(19.7)	(15.1)	–
Purchases of treasury stock	(103.3)	(108.0)	–

Net cash used for financing activities	(123.0)	(123.1)	–

Increase (decrease) in cash	–	–	–
Cash at beginning of period	–	–	–

Cash at the end of period	$–	$–	$–

See accompanying note to condensed financial statements.

Schedule I – Condensed Financial Information – Continued

Nalco Holding Company (Parent Company Only)

Note to Condensed Financial Statements

December 31, 2008

1.     Basis of Presentation

Under the terms of agreements governing indebtedness of certain subsidiaries of Nalco Holding Company (the “Company”), such subsidiaries are significantly restricted from making dividend payments, loans or advances to the Company. These restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of the Company’s subsidiaries exceeding 25% of the consolidated net assets of the Company and its subsidiaries.

The unaudited financial statements for Nalco Holding Company (Parent Company Only) summarize the results of operations and cash flows for the years ended December 31, 2008, 2007 and 2006, and the financial position as of December 31, 2008 and 2007. In these statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition, November 4, 2003. The Company’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The Nalco Holding Company parent-company-only financial statements should be read in conjunction with the consolidated financial statements of Nalco Holding Company and subsidiaries.

Schedule II – Valuation and Qualifying Accounts

Years Ended December 31, 2008, 2007 and 2006

		Additions			Other Changes Increase (Decrease)
(dollars in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Currency Translation Adjustments	Other		Balance at End of Period
Year Ended December 31, 2008
Allowance for doubtful accounts	$19.5	$9.3	$—		$(1.4)	$(3.6	)(1)	$23.8
Deferred tax asset valuation allowance	88.1	(19.7)	(7.9	)(2)	(10.9)	—		49.6
Year Ended December 31, 2007
Allowance for doubtful accounts	$19.0	$4.3	$—		$1.0	$(4.8	)(1)	$19.5
Deferred tax asset valuation allowance	75.2	1.6	9.0	(3)	2.3	—		88.1
Year Ended December 31, 2006
Allowance for doubtful accounts	$16.6	$5.1	$—		$1.1	$(3.8	)(1)	$19.0
Deferred tax asset valuation allowance	51.4	(2.4)	22.1	(3)	4.1	—		75.2

(1)	Account write-offs net of recoveries.

(2)	Reduced allowance resulting from the Acquisition charged to goodwill of $8.1 million and reclassification from deferred tax assets of $0.2 million.

(3)	Reclassification from deferred tax assets.

(a)(3) Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number
2.1	Stock Purchase Agreement among Nalco Holdings LLC (formerly known as Blackstone/Neptune Acquisition Company L.L.C.), Leo Holding Company and Nalco International SAS, dated as of August 31, 2003, which is incorporated herein by reference from Exhibit 2.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

3.1	Amended and Restated Certificate of Incorporation of Nalco Holding Company, which is incorporated herein by reference from Exhibit 3.1 on Form 8-K of Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).

3.2	Amended and Restated By-laws of Nalco Holding Company, which are incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on May 7, 2007 (File No. 001-32342).

4.1	Form of Certificate of Common Stock, which is incorporated herein by reference from Exhibit 4.1 of Amendment No. 2 to the Registration Statement on Form S-1 of Nalco Holding Company filed on October 13, 2004 (File No. 333-118583).

4.2	Indenture, dated as of May 1, 1998, between Nalco Chemical Company and The Chase Manhattan Bank, which is incorporated herein by reference from Exhibit 4.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.3	First Supplemental Indenture, dated as of December 3, 1999, by and between Nalco Chemical Company and The Chase Manhattan Bank, which is incorporated herein by reference from Exhibit 4.2 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.4	Senior Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.5	Senior Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.6	Senior Subordinated Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.7	Senior Subordinated Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.8	Indenture, dated as of January 21, 2004 among Nalco Finance Holdings LLC, Nalco Finance Holdings Inc. and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.7 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.1	Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.2	U.S. Guarantee and Collateral Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, each domestic subsidiary of Nalco Holdings LLC named therein and Citicorp North America, Inc., as Collateral Agent, which is incorporated herein by reference from Exhibit 10.2 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.3	Guarantee Agreement, dated as of August 31, 2003, between Suez and Blackstone/Neptune Acquisition Company L.L.C., which is incorporated herein by reference from Exhibit 10.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.4	Reimbursement Agreement, dated as of November 4, 2003 between Suez and Nalco Company, which is incorporated herein by reference from Exhibit 10.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.5	Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sublandlord and Ondeo Nalco Company, as subtenant, which is incorporated herein by reference from Exhibit 10.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.6†	Employment agreement, effective as of November 1, 2003, between Nalco Company and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.11 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.7†	Nalco LLC 2004 Unit Plan, which is incorporated herein by reference from Exhibit 10.24 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).

10.8	Nalco LLC Limited Liability Company Operating Agreement, dated May 17, 2004, which is incorporated herein by reference from Exhibit 10.25 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).

10.9	Warrant Agreement, which is incorporated herein by reference from Exhibit 10.4 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).

10.10	Registration Rights Agreement, dated as of November 16, 2004, among Nalco Holding Company, Nalco LLC and the other parties named therein, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).

10.11	Stockholders Agreement, dated as of November 16, 2004, between Nalco Holding Company and Nalco LLC, which is incorporated herein by reference from Exhibit 10.3 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).

10.12†	Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan, which is incorporated herein by reference from Annex A on Form Defr14a of Nalco Holding Company filed on April 18, 2007 (File No. 001-32342).

10.13†	Management Members Agreement (class B, class C and class D Units), dated as of June 11, 2004, between Nalco LLC and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.36 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).

10.14†	Form of Nalco Holding Company Amended and Restated 2004 Stock Incentive Plan Restricted Stock Unit Agreement for the 2008 Grant, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 11, 2008 (File No. 001-32342).

10.15†	Management Incentive Plan of Nalco Company (as amended and restated May 4, 2006), which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on May 8, 2006 (File No. 001-32342).

10.16†	Long Term Cash Incentive Plan of Nalco Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on March 1, 2005 (File No. 001-32342).

10.17†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).

10.18	Amendment No. 3, dated as of October 19, 2005, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.2 on the Quarterly Report on Form 10-Q of Nalco Holding Company filed on November 14, 2005 (File No. 001-32342).

10.19	Amendment No. 1, dated as of December 30, 2005, to the Nalco LLC Limited Liability Company Operating Agreement, dated May 17, 2004, which is incorporated herein by reference from Exhibit 10.51 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).

10.20†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Rodney F. Chase, which is incorporated herein by reference from Exhibit 10.55 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).

10.21†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Richard B. Marchese, which is incorporated herein by reference from Exhibit 10.56 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).

10.22†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Paul H. O’Neill, which is incorporated herein by reference from Exhibit 10.57 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).

10.23†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Douglas A. Pertz, which is incorporated herein by reference from Exhibit 10.58 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).

10.24†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2006 Grant), effective February 15, 2006, between Nalco Holding Company and Daniel S. Sanders, which is incorporated herein by reference from Exhibit 10.59 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).

10.25	Amendment No. 4, dated as of February 22, 2006, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.62 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).

10.26†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Rodney F. Chase, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).

10.27†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Richard B. Marchese, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).

10.28†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Paul H. O’Neill, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).

10.29†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Douglas A. Pertz, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).

10.30†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Daniel S. Sanders, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).

10.31†	Amendment No. 1 to the Nalco Company Supplemental Profit Sharing Plan, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on August 9, 2007 (File No. 001-32342).

10.32†	Amendment No. 1 to the Nalco Company Supplemental Retirement Income Plan, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on August 9, 2007 (File No. 001-32342).

10.33	Receivables Transfer Agreement of Nalco Company dated June 22, 2007, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on June 26, 2007 (File No. 001-32342).

10.34	Amendment No. 5, dated as of December 15, 2006, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.81 of the Annual Report Form 10-K Nalco Holding Company filed on March 1, 2007 (File No. 001-32342).

10.35	Amended and Restated Receivables Purchase Agreement of Nalco Company dated June 22, 2007, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on June 26, 2007 (File No. 001-32342).

10.36†	Nalco Holding Company Amended and Restated 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective March 7, 2008, between Nalco Holding Company and David Johnson, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 19, 2008 (File No. 001-32342).

10.37†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective January 10, 2006, between Nalco Holding Company and David Johnson, which is incorporated herein by reference from Exhibit 10.68 on Form 10-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.38†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective June 7, 2007, between Nalco Holding Company and David Johnson, which is incorporated herein by reference from Exhibit 10.69 on Form 10-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.39†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement, effective December 2, 2007, between Nalco Company and David Johnson, which is incorporated herein by reference from Exhibit 10.70 on Form 10-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.40†	Employment Letter Agreement dated as of February 21, 2008, between Nalco Holding Company and J. Erik Fyrwald, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.41†	Severance Agreement effective as of February 28, 2008, between Nalco Holding Company and J. Erik Fyrwald, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.42†	Non-Plan Stock Option Agreement effective as of March 7, 2008, between Nalco Holding Company and J. Erik Fyrwald, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on March 12, 2008 (File No. 001-32342).

10.43†	Non-Plan Restricted Stock Agreement effective as of March 7, 2008, between Nalco Holding Company and J. Erik Fyrwald, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on March 12, 2008 (File No. 001-32342).

10.44†	Employment Letter Agreement dated as of July 17, 2008, between David E. Flitman and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on July 22, 2008 (File No. 001-32342).

10.45	Asset Purchase Agreement dated as of July 24, 2008, between Chemetall Corp. and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 10.1 on Form 10-Q of Nalco Holding Company filed on August 1, 2008 (File No. 001-32342).

10.46†	Employment Letter Agreement dated August 22, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on August 26, 2008 (File No. 001-32342).

10.47†	Death Benefit Agreement effective August 22, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on August 26, 2008 (File No. 001-32342).

10.48†	Employment Agreement effective August 22, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on August 26, 2008 (File No. 001-32342).

10.49†	Severance Agreement effective August 22, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.4 on Form 8-K of Nalco Holding Company filed on August 26, 2008 (File No. 001-32342).

10.50†	Sign-On Restricted Share Award Agreement effective September 9, 2008, between David E. Flitman and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on September 11, 2008 (File No. 001-32342).

10.51†	Severance Agreement effective September 9, 2008, between David E. Flitman and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on September 11, 2008 (File No. 001-32342).

10.52†	Sign-On Restricted Share Award Agreement effective October 8, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on October 14, 2008 (File No. 001-32342).

10.53†	Nonqualified Stock Option Agreement effective October 8, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on October 14, 2008 (File No. 001-32342).

10.54†	Restricted Share Agreement effective January 1, 2009, between Bradley J. Bell and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.55†	Form of Severance Agreement effective January 1, 2009, between Bradley J. Bell and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.56†	Form of Severance Agreement effective January 1, 2009, between David Johnson and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.57†	Form of Severance Agreement effective January 1, 2009, between Stephen M. Taylor and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.58†	Form of Change of Control Agreement effective January 1, 2009, between J. Erik Fyrwald and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.59†	Form of Change of Control Agreement effective January 1, 2009, between David E. Flitman and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.60†	Form of 2009 Restricted Stock Unit Agreement granted to non-employee directors under the 2004 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on January 12, 2009 (File No. 001-32342).

10.61†	Form of Change of Control Agreement effective January 1, 2009, between Bradley J. Bell and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.62†	Form of Change of Control Agreement effective January 1, 2009, between David Johnson and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.63†	Form of Change of Control Agreement effective January 1, 2009, between Stephen M. Taylor and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.64†	Form of Severance Agreement effective January 1, 2009, between Stephen M. Taylor and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.65†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement effective December 2, 2007, between Stephen M. Taylor and Nalco Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).

10.66*†	Nalco Holding Company Amended and Restated 2004 Stock Incentive Plan Restricted Stock Unit Agreement for the 2007 Grant effective June 7, 2007, between Nalco Holding Company and Stephen M. Taylor.

10.67*†	Nalco Holding Company Amended and Restated 2004 Stock Incentive Plan Restricted Stock Unit Agreement for the 2008 Grant effective March 7, 2008, between Nalco Holding Company and Stephen M. Taylor.

10.68†	Nalco Holding Company Amended and Restated 2004 Stock Incentive Plan Restricted Stock Unit Agreement for the 2008 Grant effective March 7, 2008, between Nalco Holding Company and David Johnson, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 19, 2008 (File No. 001-32342).

10.69*†	Expatriate Agreement effective April 4, 2007 between David Johnson and Nalco Company, a subsidiary of Nalco Holding Company.

14	Code of Ethical Business Conduct, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 7, 2007 (File No. 001-32342).

21.1*	Active Subsidiaries of Nalco Holding Company

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of J. Erik Fyrwald, our Chairman, President and Chief Executive Officer, and Bradley J. Bell, our Executive Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Indicates a management contract or compensatory plan.

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
Bradley J. Bell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2009.

Signature	Title

/S/ J. ERIK FYRWALD J. Erik Fyrwald	Chairman of the Board and Chief Executive Officer

/S/ BRADLEY J. BELL Bradley J. Bell	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

/S/ CARL M. CASALE Carl M. Casale	Director

/S/ RODNEY F. CHASE Rodney F. Chase	Director

/S/ RICHARD B. MARCHESE Richard B. Marchese	Director

/S/ PAUL J. NORRIS Paul J. Norris	Director

/S/ DOUGLAS A. PERTZ Douglas A. Pertz	Director

/S/ DANIEL S. SANDERS Daniel S. Sanders	Director