Form 10-K/A
period 2008-12-31
Nalco Holding CO
filed 2009-03-10
CIK 1298341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

FORM 10-K

NALCO HOLDING COMPANY

EXPLANATORY NOTE

Nalco Holding Company (the “Company”) is filing this Amendment No. 1 to Form 10-K (the “Amended Report”) to amend its annual report for the fiscal year ended December 31, 2008 (the “Original Report”) to correct an inadvertent error in the Company’s expected cash contributions to its pension plans in 2009, as disclosed in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of the Company’s Original Report filed with the U.S. Securities and Exchange Commission on February 25, 2009. The corrected amount of expected contributions to the Company’s pension plans in 2009 is $102.1 million. The Amended Report continues to speak as of the date of the Original Report and does not otherwise change the Company’s Original Report, which is reproduced herein in its entirety for ease of reference.

1A

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

We expect to contribute $102.1 million (restated) to our pension plans and $7.5 million to our other postretirement benefit plans in 2009.

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

Date: March 10, 2009

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