Form 10-Q
period 2009-03-31
Nalco Holding CO
filed 2009-04-30
CIK 1298341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 20, 2009, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 138,151,378 shares.

QUARTERLY REPORT ON FORM 10-Q

NALCO HOLDING COMPANY

Quarter Ended March 31, 2009

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets —	2
March 31, 2009 and December 31, 2008

Condensed Consolidated Statements of Operations —	3
Three months ended March 31, 2009 and 2008

Condensed Consolidated Statements of Cash Flows —	4
Three months ended March 31, 2009 and 2008

Notes to Condensed Consolidated Financial Statements —	5
March 31, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

Part II. Other Information

Item 6. Exhibits	31

Signature	32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nalco Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

	(Unaudited) March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$163.3	$61.8
Accounts receivable, less allowances of $20.0 in 2009 and $23.8 in 2008	661.2	774.0
Inventories:
Finished products	275.8	301.6
Materials and work in process	89.8	110.2

	365.6	411.8
Prepaid expenses, taxes and other current assets	135.7	140.1

Total current assets	1,325.8	1,387.7

Property, plant, and equipment, net	685.5	703.7
Intangible assets:
Goodwill	1,696.1	1,700.1
Other intangibles, net	1,067.0	1,076.4
Other assets	174.4	174.1

Total assets	$4,948.8	$5,042.0

Liabilities and equity
Current liabilities:
Accounts payable	$257.6	$299.2
Short-term debt	74.7	93.8
Other current liabilities	316.5	341.9

Total current liabilities	648.8	734.9

Other liabilities:
Long-term debt	3,115.6	3,129.6
Deferred income taxes	273.5	258.8
Accrued pension benefits	319.1	322.2
Other liabilities	199.5	183.8

Equity:
Nalco Holding Company shareholders’ equity	374.5	393.3
Noncontrolling interests	17.8	19.4

Total equity	392.3	412.7

Total liabilities and equity	$4,948.8	$5,042.0

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in millions, except per share amounts)

	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Net sales	$868.4	$999.7
Operating costs and expenses:
Cost of product sold	488.6	563.6
Selling, administrative, and research expenses	277.8	309.6
Amortization of intangible assets	11.6	13.6
Restructuring expenses	0.3	1.0

Total operating costs and expenses	778.3	887.8

Operating earnings	90.1	111.9

Other income (expense), net	2.8	(3.0)
Interest income	1.3	2.5
Interest expense	(57.9)	(67.3)

Earnings before income taxes	36.3	44.1

Income tax provision	11.6	13.5

Net earnings	24.7	30.6

Less: Net earnings attributable to noncontrolling interests	1.5	1.4

Net earnings attributable to Nalco Holding Company	$23.2	$29.2

Net earnings per share attributable to Nalco Holding Company common shareholders:
Basic	$0.17	$0.20

Diluted	$0.17	$0.20

Weighted-average shares outstanding (millions):
Basic	138.1	141.9

Diluted	138.2	142.8

Cash dividends declared per share	$0.035	$0.035

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Operating activities
Net earnings	$24.7	$30.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	32.9	34.5
Amortization	11.6	13.6
Amortization of deferred financing costs and accretion of senior discount notes	5.6	12.0
Other, net	11.1	10.0
Changes in operating assets and liabilities	80.8	(30.1)

Net cash provided by operating activities	166.7	70.6

Investing activities
Business purchases	(23.7)	(2.5)
Additions to property, plant, and equipment, net	(18.8)	(26.4)
Other, net	0.4	(3.1)

Net cash used for investing activities	(42.1)	(32.0)

Financing activities
Cash dividends	(4.8)	(4.9)
Changes in short-term debt, net	(22.3)	(56.0)
Proceeds from long-term debt	5.0	10.5
Purchases of treasury stock	—	(7.6)
Other, net	(0.1)	(3.0)

Net cash used for financing activities	(22.2)	(61.0)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	2.5

Increase (decrease) in cash and cash equivalents	101.5	(19.9)
Cash and cash equivalents at beginning of period	61.8	119.9

Cash and cash equivalents at end of period	$163.3	$100.0

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

1. Description of Business and Basis of Presentation

Description of Business

We are engaged in the worldwide manufacture and sale of highly specialized service chemical programs. This includes production and service related to the sale and application of chemicals and technology used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining, and other industrial processes.

Basis of Presentation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report for Nalco Holding Company and subsidiaries for the fiscal year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ended December 31, 2009.

Certain minor reclassifications have been made to the prior year data to conform to the current year presentation, which had no effect on net earnings reported for any period.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As required, we adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities. Relative to SFAS No. 157, the FASB issued FASB Staff Position (FSP) FAS 157-2, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. Effective January 1, 2009, we adopted SFAS No. 157 for our nonfinancial assets and liabilities measured on a nonrecurring basis, which did not have a material impact on our financial statements.

2. Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. We adopted SFAS No. 141(R) effective January 1, 2009, which did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 amends certain of Accounting Research Bulletin (ARB) No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). The Statement also requires the noncontrolling interest to be separately presented as a component of equity in the consolidated balance sheet and the amount of net earnings attributable to the noncontrolling interest to be included in consolidated net earnings on the face of the income statement. We adopted the accounting provisions of SFAS No. 160 on a prospective basis effective January 1, 2009. In addition, we adopted the presentation and disclosure requirements of SFAS No. 160 on a retrospective basis in the first quarter of 2009. Adoption of SFAS No. 160 did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted SFAS No. 161 effective January 1, 2009. See Note 14.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, as an amendment to SFAS No. 132(R), to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the effects that FSP 132(R)-1 may have on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We will adopt FSP FAS 107-1 and APB 28-1 and provide the additional required disclosures for the second quarter of 2009.

3. Acquisitions

In March 2009, we acquired the assets of Crossbow Water, a regional high-purity water and water pre-treatment company, for $22.1 million. The purchase agreement provides for up to $21.0 million of additional contingent consideration based upon the achievement of specified revenue targets. On a preliminary basis, the purchase price, including the estimated fair value of the additional contingent consideration, exceeded the fair value of the net tangible assets acquired by $28.4 million, which was allocated to goodwill. Pro forma financial information has not been presented as the acquisition did not have a material impact on our consolidated financial statements for the three months ended March 31, 2009.

4. Debt

Debt consists of the following:

(dollars in millions)	March 31, 2009	December 31, 2008
Short-term
Checks outstanding and bank overdrafts	$3.8	$24.7
Notes payable to banks	48.9	38.5
Current maturities of long-term debt	22.0	30.6

	$74.7	$93.8

Long-term
Securitized trade accounts receivable facility	$103.0	$98.0
Term loan A, due November 2009	21.9	30.5
Term loan B, due November 2010	887.0	887.0
Senior notes, due November 2011	931.5	942.6
Senior subordinated notes, due November 2013	731.5	742.6
Senior discount notes, due February 2014	462.1	458.9
Other	0.6	0.6

	3,137.6	3,160.2
Less: Current portion	22.0	30.6

	$3,115.6	$3,129.6

5. Equity

Equity consists of the following:

(dollars in millions, except per share amounts)	March 31, 2009	December 31, 2008
Nalco Holding Company shareholders’ equity:
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.01 per share; authorized 500,000,000 shares; 147,687,321 and 146,764,030 shares issued at March 31, 2009 and December 31, 2008, respectively	1.4	1.4
Additional paid-in capital	767.1	764.5
Treasury stock, at cost; 9,535,943 shares at March 31, 2009 and December 31, 2008	(211.3)	(211.3)
Accumulated deficit	(251.7)	(268.8)
Accumulated other comprehensive income	69.0	107.5

Nalco Holding Company shareholders’ equity	374.5	393.3
Noncontrolling interests	17.8	19.4

Total equity	$392.3	$412.7

In November 2004, a warrant to purchase, for $0.01 per share, up to 6,191,854 shares of Nalco Holding Company common stock was issued as part of a dividend to Nalco LLC, our sole stockholder on the record date of the dividend. At December 31, 2008, up to 1,414,399 shares of Nalco Holding Company common stock could be purchased by Nalco LLC under the warrant. Nalco LLC exercised warrants to acquire 625,299 shares of common stock during the three months ended March 31, 2009, and agreed to terminate and waive all of its remaining rights under the warrant. Accordingly, the warrant for the remaining 789,100 shares was cancelled.

In July 2007, our Board of Directors authorized a $300 million share repurchase program and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. As of December 31, 2008, we had repurchased 9,535,943 shares at a cost of $211.3 million. No additional shares were repurchased during the three months ended March 31, 2009.

6. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months ended March 31, 2009 and 2008 were as follows:

	Pension Benefits		Other Postretirement Benefits
(dollars in millions)	Three Months ended March 31, 2009	Three Months ended March 31, 2008	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Service cost	$5.5	$6.7	$0.9	$1.3
Interest cost	10.7	12.2	2.3	2.4
Expected return on plan assets	(8.4)	(9.2)	—	—
Prior service (credit)	(0.6)	(0.6)	(0.8)	(1.2)
Net actuarial (gain) loss	(0.5)	0.1	(0.9)	(0.3)
Settlements	0.2	—	—	—

Net periodic cost	$6.9	$9.2	$1.5	$2.2

7. Restructuring Expenses

We continuously redesign and optimize our business and work processes, and restructure our organization accordingly. Restructuring expenses, representing mostly employee severance and related costs, were $0.3 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively.

8. Summary of Other Income (Expense), Net

The components of other income (expense), net for the three months ended March 31, 2009 and 2008, include the following:

(dollars in millions)	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Franchise taxes	$0.3	$(0.6)
Equity in earnings of unconsolidated subsidiaries	0.2	0.4
Foreign currency exchange adjustments	(0.1)	(3.0)
Other	2.4	0.2

Other income (expense), net	$2.8	$(3.0)

9. Income Taxes

Our effective income tax rate was 32.0% for the three months ended March 31, 2009. Foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences contributed to the difference from the 35% U.S. statutory rate. Because we are now able to credit foreign taxes on the U.S. tax return, the impact of dividends received from non-U.S. subsidiaries no longer materially impacts our tax provision.

9. Income Taxes (continued)

For the three months ended March 31, 2008, our effective income tax rate was 30.6%, primarily because we reversed valuation allowances previously recorded on certain state loss carryforwards and recovered certain foreign taxes previously incurred. Incremental tax on dividends received from non-U.S. subsidiaries and other differences described above combined to have virtually no impact on the tax provision for the quarter.

10. Comprehensive (Loss) Income

Total comprehensive (loss) income and its components, net of related tax, for the three months ended March 31, 2009 and 2008, were as follows:

(dollars in millions)	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Net earnings	$24.7	$30.6
Other comprehensive (loss) income, net of income taxes:
Derivatives	(0.5)	0.7
Net prior service credit	(0.8)	(1.1)
Net actuarial gain	(0.9)	(0.2)
Foreign currency translation adjustments	(37.9)	40.1

Comprehensive (loss) income	(15.4)	70.1
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.1)	3.5

Comprehensive (loss) income attributable to Nalco Holding Company	$(15.3)	$66.6

11. Segment Information

We operate four reportable segments:

Water Services — This segment serves the global water treatment and process chemical needs of the industrial, institutional, and municipal markets.

Paper Services — This segment serves the process chemicals and water treatment needs of the global pulp and paper industry.

Energy Services — This segment serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

Other — This segment includes supply chain activities, standard cost variances, and certain other operating expenses not allocated to a segment.

In 2009, our Industrial and Institutional Services segment was renamed Water Services. We also began reporting the results of our Integrated Channels group that had previously been reported in the Other segment as part of Water Services. In addition, we discontinued the assessment of an internal non-GAAP “capital charge” to each segment. Amounts for prior periods have been restated to conform with these changes.

11. Segment Information (continued)

We evaluate the performance of our segments based on “direct contribution”, which is defined as net sales, less cost of product sold, selling and service expenses, marketing expenses and research expenses directly attributable to each segment. There are no intersegment revenues.

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Water Services	$373.5	$450.6
Paper Services	153.7	200.7
Energy Services	338.3	347.4
Other	2.9	1.0

Net sales	$868.4	$999.7

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes:

(dollars in millions)	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Segment direct contribution:
Water Services	$70.3	$87.9
Paper Services	22.9	34.9
Energy Services	80.2	82.0
Other	(23.5)	(26.0)

Total segment direct contribution	149.9	178.8

Expenses not allocated to segments:
Administrative expenses	47.9	52.3
Amortization of intangible assets	11.6	13.6
Restructuring expenses	0.3	1.0

Operating earnings	90.1	111.9

Other income (expense), net	2.8	(3.0)
Interest income	1.3	2.5
Interest expense	(57.9)	(67.3)

Earnings before income taxes	$36.3	$44.1

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans.

12. Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to Nalco Holding Company common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

Basic and diluted earnings per share were calculated as follows:

(in millions)	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Numerator for basic and diluted earnings per share attributable to Nalco Holding Company common shareholders:
Net earnings attributable to Nalco Holding Company	$23.2	$29.2

Denominator for basic earnings per share attributable to Nalco Holding Company common shareholders — weighted average common shares outstanding	138.1	141.9
Effect of dilutive securities:
Stock purchase warrant	—	0.6
Share-based compensation plans (1)	0.1	0.3

Denominator for diluted earnings per share attributable to Nalco Holding Company common shareholders	138.2	142.8

(1)	Share-based compensation plans excludes 1.8 million and 1.0 million shares at March 31, 2009 and 2008, respectively, due to their anti-dilutive effect.

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

13. Contingencies and Litigation (continued)

Our undiscounted reserves for known environmental clean up costs were $1.2 million at March 31, 2009. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

Expenditures for the three months ended March 31, 2009, relating to environmental compliance and clean up activities, were not significant.

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

14. Financial Instruments

We use derivative instruments to manage our foreign exchange and energy cost exposures. All derivative instruments are recognized in the consolidated balance sheets at fair value. Changes in the fair value of derivatives that are not hedges are recognized in earnings as they occur. If the derivative instruments are designated as hedges, depending on their nature, the effective portions of changes in their fair values are either offset in earnings against the changes in the fair values of the items being hedged, or reflected initially as a separate component of equity and subsequently recognized in earnings when the hedged items are recognized in earnings. The ineffective portions of changes in the fair values of derivative instruments designated as hedges are immediately recognized in earnings.

14. Financial Instruments (continued)

Counterparties to derivative financial instruments expose us to credit-related losses in the event of nonperformance, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings.

Net Investment Hedges

We use euro-denominated senior notes, senior subordinated notes and term loan borrowings as a hedge of our net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income, to offset changes in the value of our net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency.

The carrying value of euro-denominated debt designated as a net investment hedge was $554.9 million at March 31, 2009. The gain from the net investment hedge was $14.6 million, net of taxes of $9.0 million, for the three months ended March 31, 2009, which was reported as a component of other comprehensive (loss) income in the foreign currency translation adjustment account.

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in earnings during the three months ended March 31, 2009.

Cash Flow Hedges

We use derivative instruments such as foreign exchange forward contracts to hedge the variability of the cash flows from certain forecasted royalty payments due to changes in foreign exchange rates, and we use commodity forward contracts to manage our exposure to fluctuations in the cost of natural gas used in our business. These instruments are designated as cash flow hedges, with changes in their fair values included in other comprehensive (loss) income to the extent the hedges are effective. Amounts included in other comprehensive (loss) income are reclassified into earnings in the same period during which the hedged transaction is recognized in earnings. Changes in fair value representing hedge ineffectiveness are recognized in current earnings.

As of March 31, 2009, the maximum length of time over which we are hedging exposures to the variability of cash flows is nine months. We expect to reclassify $1.8 million of pretax losses in accumulated other comprehensive income at March 31, 2009 to earnings within that period, when the hedged transactions affect earnings. No cash flow hedges were discontinued during the three months ended March 31, 2009.

14. Financial Instruments (continued)

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. No derivative instruments were designated as a fair value hedge at March 31, 2009.

Derivatives Not Designated as Hedging Instruments

We use foreign currency contracts to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including intercompany receivables and payables. The gains or losses on these contracts, as well as the offsetting losses or gains resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in non-functional currencies, are recognized in current earnings.

Derivative instruments are not held or issued for trading or speculative purposes.

The notional amounts of derivative instruments outstanding as of March 31, 2009 were as follows:

(dollars in millions)	Notional Amount
Derivatives designated as hedges:
Foreign exchange contracts	$16.3
Commodity contracts	5.6

Total derivatives designated as hedges	21.9
Derivatives not designated as hedges:
Foreign exchange contracts	78.5

Total derivatives	$100.4

The fair value and balance sheet presentation of derivative instruments as of March 31, 2009 were as follows:

(dollars in millions)	Balance Sheet Location	Fair Value
Asset derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	$2.6
Derivatives not designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	0.6

Total asset derivatives		$3.2

Liability derivatives:
Derivatives designated as hedges:
Commodity contracts	Other current liabilities	$3.1
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	0.7

		$3.8

14. Financial Instruments (continued)

Gains and losses on derivative instruments for the three months ended March 31, 2009 were as follows:

(dollars in millions)	Gain (Loss) Recognized in AOCI (1) (Effective Portion)	Statement of Operations Classification	Gain (Loss) Recognized in Income (2)
Derivatives designated as hedges:
Cash flow hedges:
Commodity contracts	$(1.5)	Cost of product sold	$(1.5)
Foreign exchange contracts	0.5	Other income (expense), net	1.3
Net investment hedges:
Euro-denominated debt	23.6	N/A	—

Total derivatives designated as hedges	22.6		(0.2)

Derivatives not designated as hedges:
Foreign exchange contracts	—	Other income (expense), net	0.9

Total derivatives not designated as hedges	—		0.9

Total derivatives	$22.6		$0.7

(1)	Accumulated other comprehensive income

(2)	For derivatives designated as cash flow hedges, amounts represent the effective portion of the gains (losses) reclassified from AOCI; also includes immaterial amounts of hedge ineffectiveness.

15. Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 —	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 —	Observable inputs other than quoted prices in active markets.

Level 3 —	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

15. Fair Value Measurements (continued)

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

(dollars in millions)	Balance March 31, 2009	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$3.2	$—	$3.2	$—

Liabilities:
Foreign exchange forward contracts	$0.7	$—	$0.7	$—
Natural gas forward contracts	3.1	—	3.1	—

	$3.8	$—	$3.8	$—

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Natural gas forward contracts are valued using NYMEX futures prices for natural gas at the reporting date.

16. Guarantees

No significant guarantees were outstanding at March 31, 2009, other than subsidiary-related performance guarantees.

We had $19.7 million of letters of credit outstanding at March 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Key financial highlights for the first quarter 2009 include:

•

A 3.6% organic decline in sales contributed to a 13.1% nominal decrease in first quarter 2009 revenues to $868.4 million from a year ago. We define organic changes as nominal, or actual, changes less the impacts of foreign currency translation rate changes and acquisitions and divestitures. Unfavorable changes in currency translation rates reduced sales 8.3%, and divestitures accounted for the remaining 1.2% sales decrease.

•

In the first quarter of 2009, we generated $27 million in cost savings toward our 2009 productivity goal of $100 million. We are pushing aggressively on productivity to help offset the impacts of weaker end markets.

•

The effective income tax rate was 32.0% for the first quarter of 2009. Because we are now able to credit foreign taxes on our U.S. tax return, the impact of dividends received from non-U.S. subsidiaries no longer materially impacts our income tax provision. The effective income tax rate was 30.6% for the year-ago quarter due to the reversal of valuation allowances previously recorded on certain state loss carryforwards and the recovery of certain foreign taxes previously incurred.

•	Net earnings attributable to Nalco Holding Company was $23.2 million for the first quarter of 2009, a decrease of $6.0 million from the year-ago period.

•

First quarter 2009 diluted net earnings per share attributable to Nalco Holding Company common shareholders (EPS) was 17 cents, or 3 cents lower than the 20 cents reported in the first quarter of 2008.

•

EBITDA was $135.9 million for the first quarter of 2009, a 12.7% decrease from year-ago EBITDA of $155.6 million. About two-thirds of the change was attributable to changes in foreign currency translation rates. EBITDA margins were comparable for the two periods at 15.6% of sales.

•

Free Cash Flow, defined as cash from operating activities less capital expenditures and net earnings attributable to noncontrolling interests, was $146.4 million in the first quarter of 2009, an improvement of $103.6 million from Free Cash Flow of $42.8 million in the year-ago period. The increase resulted mostly from reductions in accounts receivable and inventories, although only modest gains were made in days sales outstanding and days investment in inventory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Net cash provided by operating activities	$166.7	$70.6
Net earnings attributable to noncontrolling interests	(1.5)	(1.4)
Additions to property, plant, and equipment, net	(18.8)	(26.4)

Free cash flow	$146.4	$42.8

•

We combined our former Industrial and Institutional Services and Paper Services divisions into a new Water and Process Services division to focus on customers across industrial, paper and institutional markets and to provide us with a better-leveraged and more productive organization to compete and win in the paper market. The Water and Process Services division is comprised of two reporting segments, Water Services and Paper Services. We continue to evaluate additional strategic alternatives, internal and external, for Paper Services.

Outlook

After a weak start to the first quarter driven by extensive customer plant closures that reduced water treatment sales and production declines that hurt process-oriented revenues, we began seeing improved Water Services end markets late in the quarter. Still, 2009 will be a very challenging year and one with more volatility likely to come. Accordingly, we are not yet providing EPS or EBITDA projections.

Results of Operations — Consolidated

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

Net sales for the three months ended March 31, 2009 were $868.4 million, a 13.1% decrease from the $999.7 million reported for the quarter ended March 31, 2008. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales declined 3.6%. Regionally, Latin America posted organic sales growth of 13.6%, driven by strong double-digit growth in Energy Services. Asia/Pacific, North America, and Europe/Africa/Middle East (EAME) reported organic declines of 3.2%, 3.6%, and 9.2%, respectively.

Gross profit, defined as the difference between net sales and cost of product sold, of $379.8 million for the quarter ended March 31, 2009 decreased by $56.3 million, or 12.9%, from the $436.1 million for the year-ago period. On an organic basis, gross profit decreased by 3.3%, which reflects the decline in organic sales, as gross profit margins have remained relatively steady at 43.7% for the three months ended March 31, 2009 compared to 43.6% for the three months ended March 31, 2008.

Selling, administrative, and research expenses for the three months ended March 31, 2009 of $277.8 million decreased $31.8 million, or 10.3%, from $309.6 million for the year-ago period. Most of the decrease was attributable to changes in foreign currency translation rates. On an organic basis, selling, administrative, and research expenses decreased 0.7%, reflecting results of efficiency and productivity improvement initiatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Amortization of intangible assets was $11.6 million and $13.6 million for the three months ended March 31, 2009 and 2008, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method, and changes in currency translation rates.

Restructuring expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $0.3 million and $1.0 million for the three months ended March 31, 2009 and March 31, 2008, respectively.

Other income (expense), net favorably changed by $5.8 million for the three months ended March 31, 2009 compared to the year-ago period. A favorable change in foreign currency transaction gains and losses of $2.9 million, a $1.4 million gain on sale of assets, and a $0.9 million reduction in franchise taxes accounted for most of the variation.

Net interest expense, defined as the combination of interest income and interest expense, of $56.6 million for the three months ended March 31, 2009 decreased by $8.2 million from the $64.8 million reported for the three months ended March 31, 2008. The decrease was mainly attributable to the impact of lower interest rates on our variable rate debt. Translation rate changes due to the stronger U.S. dollar versus the euro reduced interest expense by $1.7 million, while interest expense on our senior discount notes was $0.9 million higher than a year ago.

The income tax provision of $11.6 million for the three months ended March 31, 2009 varies from the U.S. federal statutory income tax rate of 35% primarily due to foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences. Because we are now able to credit foreign taxes on the U.S. tax return, the impact of dividends received from non-U.S. subsidiaries no longer materially impacts our tax provision.

The income tax provision of $13.5 million for the three months ended March 31, 2008 was also impacted by dividends from non-U.S. subsidiaries, the release of state valuation allowances ($1.1 million) and the recovery of prior-year foreign taxes ($0.8 million).

Net earnings attributable to noncontrolling interests of $1.5 million for the three months ended March 31, 2009 was $0.1 million higher than the $1.4 million reported in the year-ago period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations — Segment Reporting

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

Net sales by reportable segment for the three months ended March 31, 2009 and March 31, 2008 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	March 31, 2009	March 31, 2008	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$373.5	$450.6	(17.1)%	(9.5)%	(3.1)%	(4.5)%
Paper Services	153.7	200.7	(23.4)%	(6.5)%	—	(16.9)%
Energy Services	338.3	347.4	(2.6)%	(7.7)%	0.2%	4.9%
Other	2.9	1.0	183.5%	(17.6)%	51.9%	149.2%

Net sales	$868.4	$999.7	(13.1)%	(8.3)%	(1.2)%	(3.6)%

Water Services reported sales of $373.5 million for the quarter ended March 31, 2009, a 17.1% decrease from the $450.6 million for the year-ago-period. Sales declined 4.5% organically, with the manufacturing and mining sectors reporting some of the more significant decreases. While Latin America posted an increase in organic sales, other regions reflected the global economic downturn with organic decreases of 4.2%, 5.4% and 7.7% in North America, Asia/Pacific and EAME, respectively. The 3.1% decrease in sales from acquisitions/divestitures was attributable to the divestiture of our Finishing Technologies surface treatment business in September 2008.

Paper Services reported sales of $153.7 million for the three months ended March 31, 2009, a 23.4% decrease from the $200.7 million reported for the first quarter of 2008. Sales decreased 16.9% organically, reflecting the overall market decline, particularly in EAME, where the organic decrease was 25.7%, followed by a 17.3% decline in North America and a 12.6% decrease in Asia/Pacific. Latin America, however, grew 6.8% organically.

Energy Services reported sales of $338.3 million for the three months ended March 31, 2009, a 2.6% decline from the $347.4 million for the quarter ended March 31, 2008. Organically, sales grew 4.9%, with our Upstream Oilfield business posting a 10.1% organic improvement. Regionally, organic increases were reported in every region but EAME, which was flat. Led by Latin America, with a 25.0% organic increase, Asia/Pacific and North America also grew organic sales by 6.3% and 3.2%, respectively, over the year-ago period.

Direct contribution by reportable segment for the three months ended March 31, 2009 and March 31, 2008 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	March 31, 2009	March 31, 2008	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$70.3	$87.9	(20.0)%	(8.9)%	(2.4)%	(8.7)%
Paper Services	22.9	34.9	(34.3)%	(8.9)%	—	(25.4)%
Energy Services	80.2	82.0	(2.2)%	(9.0)%	(0.5)%	7.3%
Other	(23.5)	(26.0)	9.1%	15.6%	0.1%	(6.6)%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Direct contribution of Water Services was $70.3 million for the three months ended March 31, 2009, a 20.0% decline from the $87.9 million reported for the three months ended March 31, 2008. Organically, direct contribution decreased 8.7%, as a modest reduction in operating expenses did not offset the decline in gross profit resulting from lower sales. The 2.4% decrease in direct contribution from acquisitions/divestitures was mostly attributable to the sale of the Finishing Technologies surface treatment business.

Paper Services reported direct contribution of $22.9 million for the three months ended March 31, 2009, a 34.3% decrease from the direct contribution of $34.9 million reported for the first quarter of 2008. Organically, direct contribution was down 25.4% due to the decrease in sales and gross profit, which was partly offset by a 13.0% organic reduction in operating expenses.

Energy Services nearly maintained its level of direct contribution, reporting $80.2 million for the three months ended March 31, 2009, compared to $82.0 million for the year-ago period. Although salaries and outside services increased operating expenses on an organic basis, the growth in organic sales resulted in a 7.3% organic increase in direct contribution dollars.

The direct contribution loss of $23.5 million reported in Other for the three months ended March 31, 2009 represented a $2.5 million decrease from the $26.0 million direct contribution loss reported in the first quarter of 2008. The change was the result of several variations in costs that are not allocated to the segments, none of which was significant individually.

Liquidity and Capital Resources

Operating activities. Historically, our main source of liquidity has been our cash flow generated by operating activities. For the three months ended March 31, 2009, cash provided by operating activities was $166.7 million, an increase of $96.1 million over the $70.6 million for the same period last year. The increase was mostly the result of reductions in accounts receivable and inventories, although only slight improvements were made in days sales outstanding and days investment in inventory.

Investing activities. Cash used for investing activities was $42.1 million for the three months ended March 31, 2009, which was mostly the result of business acquisitions of $23.7 million and net property additions of $18.8 million. Late in the quarter, we acquired the assets and business of Crossbow Water, a regional high-purity water and water pre-treatment services company, for $22.1 million.

Cash used for investing activities was $32.0 million for the three months ended March 31, 2008, which was mostly the result of net property additions of $26.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financing activities. A net decrease in borrowings of $17.3 million and cash dividends of $4.8 million accounted for most of the $22.2 million of net cash used for financing activities for the three months ended March 31, 2009.

Net cash used for financing activities totaled $61.0 million during the three months ended March 31, 2008, which was mostly attributable to a net decrease in borrowings of $45.5 million, $7.6 million of share repurchases and $4.9 million of cash dividends.

Our liquidity requirements are significant, primarily due to debt service requirements, as well as research and development and capital investment. As of March 31, 2009, we had $250 million of borrowing capacity available under a revolving credit facility (excluding $19.7 million of outstanding standby letters of credit), subject to certain conditions. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

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

At March 31, 2009, the outstanding balance of the term loan A and term loan B facilities was $21.9 million and $887.0 million, respectively.

Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity on November 4, 2009. At March 31, 2009, no borrowings were outstanding under the revolving credit facility.

The senior credit facilities contain a number of covenants that, among other things, require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at March 31, 2009.

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

In January 2004, our subsidiaries, Nalco Finance Holdings LLC and Nalco Finance Holdings Inc., issued $694.0 million aggregate principal amount at maturity of 9.0% senior discount notes due 2014. In December 2004, Nalco Finance Holdings LLC and Nalco Finance Holdings Inc. redeemed a portion of the senior discount notes using proceeds from the initial public offering of common stock of Nalco Holding Company. After the partial redemption, the aggregate principal amount at maturity of the notes declined to $460.8 million. Prior to February 1, 2009, interest accrued on the notes in the form of an increase in the accreted value of such notes. The accreted value of each note increased from the date of issuance until

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

February 1, 2009 at a rate of 9.0% per annum, reflecting the accrual of non-cash interest, such that the accreted value equals the principal amount at maturity of $460.8 million. Cash interest payments on the notes will be due and payable beginning in August 2009.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Adjusted EBITDA is calculated as follows:

(dollars in millions)	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Net earnings attributable to Nalco Holding Company	$23.2	$29.2
Interest, net	56.6	64.8
Income tax provision	11.6	13.5
Depreciation	32.9	34.5
Amortization	11.6	13.6

EBITDA	135.9	155.6
Non-cash charges (1)	9.2	9.2
Restructuring expenses (2)	0.3	1.0
Unusual items (3)	(1.3)	2.3
Other adjustments (4)	(3.4)	(2.5)

Adjusted EBITDA	$140.7	$165.6

(1)	Non-cash charges are further detailed on the following table:

(dollars in millions)	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Profit sharing and 401(k) expense funded by Suez	$6.6	$8.2
Other	2.6	1.0

Non-cash charges	$9.2	$9.2

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

Other

Other non-cash charges include the non-cash impact on earnings of our equity investments and noncontrolling interests. Non-cash charges also includes the non-cash portion of rent expense under the sublease that we entered into with Suez in conjunction with the Acquisition.

(2)	Restructuring expenses include costs associated with the redesign and optimization of work processes. See Note 7 to Item 1 for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(3)	Unusual items are further detailed on the following table:

(dollars in millions)	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Pension settlement	$0.2	$—
Loss (gain) on sales, net of expenses	(1.0)	0.8
Other unusual items	(0.5)	1.5

Unusual items	$(1.3)	$2.3

(4)	We are required to make adjustments to EBITDA for franchise taxes and 401(k) matching contributions.

Our covenant levels and ratios for the four quarters ended March 31, 2009 are as follows:

March 31, 2009
	Required	Actual
Senior credit facility (1)
Minimum Adjusted EBITDA to cash interest ratio	1.90x	3.72x
Maximum net debt to Adjusted EBITDA ratio	5.00x	3.63x
Indentures (2)
Minimum Adjusted EBITDA to fixed charge ratio required to incur additional debt pursuant to ratio provisions	2.00x	3.08x

(1)	During 2009, our senior credit facility requires us to maintain an Adjusted EBITDA to cash interest ratio at a minimum of 1.90x and a net debt to Adjusted EBITDA ratio at a maximum of 5.00x, in each case for the most recent four quarter period. Failure to satisfy these ratio requirements would constitute a default under the senior credit agreement. If our lenders failed to waive any such default, our repayment obligations under the senior credit agreement could be accelerated, which would also constitute a default under our indentures.

(2)	Our ability to incur additional debt and make certain restricted payments under our indentures, subject to specified exceptions, is tied to an Adjusted EBITDA to fixed charge ratio of at least 2.0 to 1, except that we may incur certain debt and make certain restricted payments and certain permitted investments without regard to the ratio, such as up to an aggregate principal amount of $1,950 million (including $908.9 million that was outstanding under our term loan facilities as of March 31, 2009) and investments in similar business and other investments equal to 6% of Nalco Holding Company consolidated assets.

Local lines of credit. Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of March 31, 2009, the aggregate outstanding balance under these local lines of credit was approximately $52.9 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

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

Availability of funding under the receivables facility in a given month depends primarily upon the outstanding trade accounts receivable balance at the end of the previous month. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. As of March 31, 2009, we had $103.0 million of outstanding borrowings under this facility, which was $40.0 million less than the available funding based on the amount of receivables eligible for financing as of February 28, 2009.

This facility is treated as a general financing agreement resulting in the borrowings and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements.

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended March 31, 2009 (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “ believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. For further information regarding risk factors, please refer to Part I, Item 1A in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Direct contribution is defined as net sales, less cost of product sold, selling and service expenses, marketing expenses and research expenses. EBITDA is defined as net earnings attributable to Nalco Holding Company plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted for certain cash and non-cash charges, as permitted under our senior discount note, senior note and senior subordinated note indentures and our senior credit facility. Free Cash Flow is defined as net cash provided by operating activities, less capital expenditures and net earnings attributable to noncontrolling interests.

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

Direct contribution, EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Direct contribution is reconciled to consolidated earnings before income taxes in Note 11 of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The most direct comparable GAAP financial measures of each non-GAAP financial measure, as well as the reconciliation between each non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures above. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2008.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: April 30, 2009