Form 10-Q
period 2009-06-30
Nalco Holding CO
filed 2009-07-31
CIK 1298341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 22, 2009, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 138,161,658 shares.

QUARTERLY REPORT ON FORM 10-Q

NALCO HOLDING COMPANY

Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nalco Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

	(Unaudited) June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$201.4	$61.8
Accounts receivable, less allowances of $20.7 in 2009 and $23.8 in 2008	678.4	774.0
Inventories:
Finished products	251.9	301.6
Materials and work in process	79.7	110.2

	331.6	411.8
Prepaid expenses, taxes and other current assets	140.8	140.1

Total current assets	1,352.2	1,387.7

Property, plant, and equipment, net	679.2	703.7
Intangible assets:
Goodwill	1,773.7	1,700.1
Other intangibles, net	1,062.7	1,076.4
Other assets	214.0	174.1

Total assets	$5,081.8	$5,042.0

Liabilities and equity
Current liabilities:
Accounts payable	$265.7	$299.2
Short-term debt	143.7	93.8
Other current liabilities	347.0	341.9

Total current liabilities	756.4	734.9

Other liabilities:
Long-term debt	3,081.0	3,129.6
Deferred income taxes	256.2	258.8
Accrued pension benefits	318.2	322.2
Other liabilities	202.3	183.8

Equity:
Nalco Holding Company shareholders’ equity	448.0	393.3
Noncontrolling interests	19.7	19.4

Total equity	467.7	412.7

Total liabilities and equity	$5,081.8	$5,042.0

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in millions, except per share amounts)

	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Net sales	$913.1	$1,066.3	$1,781.5	$2,066.0
Operating costs and expenses:
Cost of product sold	501.8	594.5	990.4	1,158.1
Selling, administrative, and research expenses	305.7	332.6	583.5	642.2
Amortization of intangible assets	11.7	15.9	23.3	29.5
Restructuring expenses	43.9	1.4	44.2	2.4

Total operating costs and expenses	863.1	944.4	1,641.4	1,832.2

Operating earnings	50.0	121.9	140.1	233.8

Other income (expense), net	(14.3)	(4.3)	(11.5)	(7.3)
Interest income	0.8	2.0	2.1	4.5
Interest expense	(65.6)	(64.7)	(123.5)	(132.0)

Earnings (loss) before income taxes	(29.1)	54.9	7.2	99.0

Income tax provision (benefit)	(1.8)	9.0	9.8	22.5

Net earnings (loss)	(27.3)	45.9	(2.6)	76.5

Less: Net earnings attributable to noncontrolling interests	1.9	1.7	3.4	3.1

Net earnings (loss) attributable to Nalco Holding Company	$(29.2)	$44.2	$(6.0)	$73.4

Net earnings (loss) per share attributable to Nalco Holding Company common shares:
Basic	$(0.21)	$0.32	$(0.04)	$0.52

Diluted	$(0.21)	$0.31	$(0.04)	$0.51

Weighted-average shares outstanding (millions):
Basic	138.2	141.4	138.2	141.7

Diluted	138.2	142.2	138.2	142.5

Cash dividends declared per share	$0.035	$0.035	$0.07	$0.07

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Operating activities
Net earnings (loss)	$(2.6)	$76.5
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	69.4	69.9
Amortization	23.3	29.5
Amortization of deferred financing costs and accretion of senior discount notes	8.4	23.8
Loss on early extinguishment of debt	16.4	—
Other, net	19.6	(1.4)
Changes in operating assets and liabilities	150.6	(64.6)

Net cash provided by operating activities	285.1	133.7

Investing activities
Business purchases	(23.7)	(9.1)
Additions to property, plant, and equipment, net	(41.1)	(61.9)
Other, net	(0.9)	(4.9)

Net cash used for investing activities	(65.7)	(75.9)

Financing activities
Cash dividends	(9.6)	(9.9)
Changes in short-term debt, net	(34.1)	(61.2)
Proceeds from long-term debt	1,239.5	3.1
Repayments of long-term debt	(1,216.0)	(0.7)
Redemption premium on early extinguishment of debt	(9.2)	—
Deferred financing costs	(53.9)	—
Purchases of treasury stock	—	(21.7)
Other, net	(2.1)	(3.9)

Net cash used for financing activities	(85.4)	(94.3)
Effect of exchange rate changes on cash and cash equivalents	5.6	2.8

Increase (decrease) in cash and cash equivalents	139.6	(33.7)
Cash and cash equivalents at beginning of period	61.8	119.9

Cash and cash equivalents at end of period	$201.4	$86.2

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ended December 31, 2009.

Certain minor reclassifications have been made to the prior year data to conform to the current year presentation, which had no effect on net earnings reported for any period.

We evaluated subsequent events through July 31, 2009, the date of financial statement issuance.

2. Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis until fiscal years beginning after November 15, 2008. Effective January 1, 2009, we adopted SFAS No. 157 for our nonfinancial assets and liabilities measured on a nonrecurring basis, which did not have a material impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 amends certain of Accounting Research Bulletin (ARB) No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). The Statement also requires the noncontrolling interest to be separately presented as a component of equity in the consolidated balance sheet and the amount of net earnings attributable to the noncontrolling interest to be included in consolidated net earnings on the face of the income statement. We adopted the accounting provisions of SFAS No. 160 on a prospective basis effective January 1, 2009. In addition, we adopted the presentation and disclosure requirements of SFAS No. 160 on a retrospective basis in the first quarter of 2009. Adoption of SFAS No. 160 did not have a material impact on our financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. We adopted FSP FAS 107-1 and APB 28-1 and provided the additional required disclosures for the second quarter of 2009.

2. Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. We adopted these FSPs in the second quarter of 2009, which did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 in the second quarter of 2009, which did not have an impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 166 eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires enhanced disclosures about transfers of financial assets. SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51. The amendments include the elimination of the exemption for QSPEs, revised guidance for determining whether an entity is a variable interest entity, a new approach for determining who should consolidate a variable interest entity, changes to when it is necessary to reassess who should consolidate a variable interest entity, and enhanced disclosures related to an enterprise’s involvement in variable interest entities. SFAS No. 166 and SFAS No. 167 are effective for the first annual reporting period that begins after November 15, 2009. We are currently evaluating the effects that SFAS No. 166 and SFAS No. 167 may have on our financial statements.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification”TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We will begin to use the Codification when referring to GAAP in our financial statements for the third quarter of 2009. This will not have an impact on our financial position, results of operations or cash flows.

3. Acquisitions

In March 2009, we acquired the assets of Crossbow Water, a regional high-purity water and water pre-treatment company, for $22.1 million. The purchase agreement provides for up to $21.0 million of additional contingent consideration based upon the achievement of specified revenue targets. On a preliminary basis, the purchase price, including the estimated fair value of the additional contingent consideration, exceeded the fair value of the net tangible assets acquired by $24.9 million, which was allocated to goodwill. Pro forma financial information has not been presented as the acquisition did not have a material impact on our consolidated financial statements for the six months ended June 30, 2009.

4. Debt

Debt consists of the following:

(dollars in millions)	June 30, 2009	December 31, 2008
Short-term
Checks outstanding and bank overdrafts	$18.1	$24.7
Notes payable to banks	41.1	38.5
Current maturities of long-term debt	84.5	30.6

	$143.7	$93.8

Long-term
Securitized trade accounts receivable facility	$77.0	$98.0
Term loan A, due November 2009	—	30.5
Term loan B, due November 2010	167.0	887.0
Term loan, due May 2016	750.0	—
Senior notes, due November 2011	472.3	942.6
Senior notes, due May 2017	489.5	—
Senior subordinated notes, due November 2013	747.3	742.6
Senior discount notes, due February 2014	462.0	458.9
Other	0.4	0.6

	3,165.5	3,160.2
Less: Current portion	84.5	30.6

	$3,081.0	$3,129.6

Refinancing

On May 13, 2009, Nalco Company, an indirect subsidiary of Nalco Holding Company, entered into new senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a revolving credit facility expiring in May 2014 (the “New Revolving Credit Facility”) and a $750.0 million term loan facility expiring in May 2016 (the “New Term Loan Credit Facility”). The term loans under the New Term Loan Credit Facility are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on May 13, 2016. The terms of the New Term Loan Credit Facility also allow us to make additional term loan borrowings of up to $250.0 million in the future on terms to be agreed with future

4. Debt (continued)

lenders. The New Revolving Credit Facility provides for borrowings of up to $250.0 million and replaces the former $250.0 million revolving credit facility that would have otherwise expired on November 4, 2009. The U.S. dollar equivalent of $150.0 million under the New Revolving Credit Facility can be used, subject to certain collateral obligations, for borrowings by Nalco Company and certain non-U.S. subsidiaries in euros, pounds sterling and other currencies to be agreed.

Borrowings under the New Senior Secured Credit Facilities bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the New Revolving Credit Facility ranges from 2.00% to 3.00% with respect to base rate borrowings and 3.00% to 4.00% with respect to LIBOR or Eurocurrency borrowings depending on our leverage ratio as defined by the revolving credit agreement. The initial margin for the New Revolving Credit Facility is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under the New Term Loan Credit Facility is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings, with a base rate floor of 4.00% and a LIBOR or Eurocurrency floor of 3.00%.

The New Senior Secured Credit Facilities are unconditionally guaranteed by Nalco Company, Nalco Holdings LLC (the direct parent company of Nalco Company), and certain domestic subsidiaries of Nalco Holdings LLC. The repayment of these facilities is secured by substantially all the assets of Nalco Company and the guarantors, including, but not limited to, a pledge of their capital stock and 65% of the capital stock of each non-U.S. subsidiary owned by the guarantors.

Also on May 13, 2009, Nalco Company issued $500.0 million aggregate principal amount of 8 1/4% senior unsecured notes (the “Notes”). The Notes were issued at a discount of $10.7 million. The Notes mature on May 15, 2017, with interest payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2009. The Notes do not have required principal payments prior to maturity. Each of the direct and indirect subsidiaries of Nalco Holdings LLC and Nalco Company that guarantees its obligations under the New Senior Secured Credit Facilities guarantees the Notes.

At its option, Nalco Company has the right to redeem some or all of the Notes beginning May 15, 2013, at the redemption prices set forth below (expressed as a percentage principal amount), plus accrued interest, if any, if redeemed during the twelve-month period commencing on May 15 of the years set forth below:

Period	Redemption Price
2013	104.125%
2014	102.063%
2015 and thereafter	100.000%

Nalco Company also has the right to redeem some or all of the Notes prior to May 15, 2013, at a price equal to the principal amount of the notes, plus a specified “make-whole” premium.

4. Debt (continued)

The New Senior Secured Credit Facilities and Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends and distributions or repurchase certain capital stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business; and enter into hedging agreements. In addition, the New Senior Secured Credit Facilities and Notes require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a senior secured leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at June 30, 2009.

Net proceeds from the New Term Loan Credit Facility and the Notes were used to repay the remaining $15.0 million balance of the existing term loan A maturing on November 4, 2009, to repay $720.0 million of the existing term loan B maturing on November 4, 2010, and to redeem $475.0 million of the existing senior notes due November 2011.

We refer to our entry into the New Revolving Credit Facility and the New Term Loan Credit Facility, the issuance of the Notes, and the application of the net proceeds from the New Term Loan Credit Facility and the Notes collectively as the “Refinancing.”

As a result of the Refinancing, we incurred a $16.4 million loss on extinguishment of debt, which is included in other income (expense), net. The loss was comprised of a $9.2 million premium paid to redeem the $475.0 million of existing senior notes and $7.2 million of accelerated amortization of deferred financing costs related to the existing term loans and senior notes.

In connection with the Refinancing, we recorded deferred financing costs of $53.9 million related to the New Revolving Credit Facility, the New Term Loan Credit Facility and the Notes, which will be amortized over their respective terms.

5. Equity

Equity consists of the following:

(dollars in millions, except per share amounts)	June 30, 2009	December 31, 2008
Nalco Holding Company shareholders’ equity:
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.0l per share; authorized 500,000,000 shares; 147,697,601 and 146,764,030 shares issued at June 30, 2009 and December 31, 2008, respectively	1.4	1.4
Additional paid-in capital	770.0	764.5
Treasury stock, at cost; 9,535,943 shares at June 30, 2009 and December 31, 2008	(211.3)	(211.3)
Accumulated deficit	(284.7)	(268.8)
Accumulated other comprehensive income:
Net prior service credit	13.1	14.8
Net actuarial gain	13.8	15.3
Derivatives	(0.9)	(0.6)
Currency translation adjustments	146.6	78.0

	172.6	107.5

Nalco Holding Company shareholders’ equity	448.0	393.3
Noncontrolling interests	19.7	19.4

Total equity	$467.7	$412.7

In November 2004, a warrant to purchase, for $0.01 per share, up to 6,191,854 shares of Nalco Holding Company common stock was issued as part of a dividend to Nalco LLC, our sole stockholder on the record date of the dividend. At December 31, 2008, up to 1,414,399 shares of Nalco Holding Company common stock could be purchased by Nalco LLC under the warrant. Nalco LLC exercised warrants to acquire 625,299 shares of common stock during the six months ended June 30, 2009, and agreed to terminate and waive all of its remaining rights under the warrant. Accordingly, the warrant for the remaining 789,100 shares was cancelled.

In July 2007, our Board of Directors authorized a $300 million share repurchase program and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. As of December 31, 2008, we had repurchased 9,535,943 shares at a cost of $211.3 million. No additional shares were repurchased during the six months ended June 30, 2009.

6. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months and six months ended June 30, 2009 and 2008 were as follows:

	Pension Benefits
(dollars in millions)	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Service cost	$5.1	$6.4	$10.6	$13.1
Interest cost	11.0	12.2	21.7	24.4
Expected return on plan assets	(10.3)	(9.7)	(18.7)	(18.9)
Prior service (credit)	(0.5)	(0.5)	(1.1)	(1.1)
Net actuarial (gain) loss	(0.6)	0.1	(1.1)	0.2
Settlements	0.8	—	1.0	—

Net periodic cost	$5.5	$8.5	$12.4	$17.7

	Other Postretirement Benefits
(dollars in millions)	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Service cost	$0.9	$0.9	$1.8	$2.2
Interest cost	2.2	2.0	4.5	4.4
Prior service (credit)	(1.1)	(1.2)	(1.9)	(2.4)
Net actuarial (gain)	(0.8)	(1.0)	(1.7)	(1.3)

Net periodic cost	$1.2	$0.7	$2.7	$2.9

7. Restructuring Expenses

We continuously redesign and optimize our business and work processes, and restructure our organization accordingly. Restructuring expenses were $43.9 million and $44.2 million for the three months and six months ended June 30, 2009. During the three months ended June 30, 2009, plans were approved to set a lower cost base through restructuring actions, primarily in Europe. As a result, we recognized a $23.7 million charge for employee severance and related costs, reflecting a reduction in force of nearly 300 positions begun during the quarter. In addition, certain long-lived assets held and used were written down to their estimated fair value, resulting in an impairment loss of $20.2 million. The fair value of the assets was measured using a combination of market participant inputs and internal cash flow estimates (i.e., Level 3 in the fair value hierarchy established by SFAS No. 157, Fair Value Measurements).

7. Restructuring Expenses (continued)

A restructuring accrual of $39.7 million as of June 30, 2009 was included in other current liabilities on the condensed consolidated balance sheet. All restructuring-related payments in the first six months of 2009 were funded with cash from operations. We expect that future payments also will be funded with cash from operations. Activity in the restructuring accrual for the six months ended June 30, 2009 is summarized as follows:

(dollars in millions)	Severance And Termination Benefits	Asset Impairments and Disposals	Total
Balance as of December 31, 2008	$28.2	$—	$28.2
Charges to restructuring expense	24.0	20.2	44.2
Cash payments	(13.9)	—	(13.9)
Asset writedowns and disposals	—	(20.2)	(20.2)
Currency translation adjustments	1.4	—	1.4

Balance as of June 30, 2009	$39.7	$—	$39.7

Restructuring expenses, representing mostly employee severance and related costs, were $1.4 million and $2.4 million for the three months and six months ended June 30, 2008.

8. Summary of Other Income (Expense), Net

The components of other income (expense), net for the three months and six months ended June 30, 2009 and 2008, include the following:

(dollars in millions)	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Loss on early extinguishment of debt	$(16.4)	$—	$(16.4)	$—
Franchise taxes	(0.4)	(0.7)	(0.1)	(1.3)
Equity in earnings of unconsolidated subsidiaries	0.4	0.5	0.6	0.9
Foreign currency exchange adjustments	2.1	(2.4)	2.0	(5.4)
Other	—	(1.7)	2.4	(1.5)

Other income (expense), net	$(14.3)	$(4.3)	$(11.5)	$(7.3)

9. Income Taxes

The effective rate of the income tax provision (benefit) differs from the U.S. statutory federal tax rate due to the following items:

(dollars in millions)	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
U.S. statutory tax rate	$(10.2)	$19.2	$2.5	$34.6
Foreign tax credits	(2.1)	(40.1)	(4.9)	(40.1)
Valuation allowances	8.1	20.4	8.4	20.4
Other	2.4	9.5	3.8	7.6

Income tax provision (benefit)	$(1.8)	$9.0	$9.8	$22.5

9. Income Taxes (continued)

The income tax provision (benefit) for the three months and six months ended June 30, 2009, was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that were created due to losses incurred in the periods. Restructuring expenses, primarily in Europe, were a significant cause of the losses.

In addition to the valuation allowances, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences contributed to the difference from the 35% U.S. statutory rate. Because we are now able to credit foreign taxes on the U.S. tax return, the impact of dividends received from non-U.S. subsidiaries no longer materially impacts our tax provision.

For the three months ended June 30, 2008, our effective income tax rate was 16.4%, primarily because we reversed valuation allowances previously recorded on U.S. foreign tax credit carryforwards, and established valuation allowances for our accumulated U.K. deferred tax assets. For the six months ended June 30, 2008, our effective rate was 22.7%, also because of the valuation allowance changes related to the U.S. foreign tax credits and U.K. deferred tax assets.

10. Comprehensive Income

Total comprehensive income and its components, net of related tax, for the three months and six months ended June 30, 2009 and 2008, were as follows:

(dollars in millions)	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Net earnings (loss)	$(27.3)	$45.9	$(2.6)	$76.5
Other comprehensive (loss) income, net of income taxes:
Derivatives	0.2	0.6	(0.3)	1.3
Net prior service credit	(0.9)	(1.2)	(1.7)	(2.3)
Net actuarial (gain) loss	(0.6)	(0.9)	(1.5)	(1.1)
Foreign currency translation adjustments	105.7	14.1	67.8	54.2

Comprehensive income	77.1	58.5	61.7	128.6
Less: Comprehensive income attributable to noncontrolling interests	2.7	0.9	2.6	4.4

Comprehensive income attributable to Nalco Holding Company	$74.4	$57.6	$59.1	$124.2

11. Segment Information

We operate three reportable segments:

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

Also, beginning with the three months ended June 30, 2009, we began reporting Other segment results related to the Water Services, Paper Services and Energy Services segments with those segments. This former segment included supply chain activities, standard cost variances, and certain other operating expenses. Amounts for prior periods have been restated to conform with these changes.

We evaluate the performance of our segments based on “direct contribution”, which is defined as net sales, less cost of product sold, selling and service expenses, marketing expenses and research expenses directly attributable to each segment. There are no intersegment revenues.

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Water Services	$403.4	$499.3	$777.8	$950.3
Paper Services	160.3	202.4	314.6	403.3
Energy Services	349.4	364.6	689.1	712.4

Net sales	$913.1	$1,066.3	$1,781.5	$2,066.0

11. Segment Information (continued)

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings (loss) before income taxes:

(dollars in millions)	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Segment direct contribution:
Water Services	$73.2	$93.9	$131.4	$169.6
Paper Services	24.6	24.4	43.2	54.0
Energy Services	74.9	74.3	148.0	147.8

Total segment direct contribution	172.7	192.6	322.6	371.4

Expenses not allocated to segments:
Administrative expenses	67.1	53.4	115.0	105.7
Amortization of intangible assets	11.7	15.9	23.3	29.5
Restructuring expenses	43.9	1.4	44.2	2.4

Operating earnings	50.0	121.9	140.1	233.8

Other income (expense), net	(14.3)	(4.3)	(11.5)	(7.3)
Interest income	0.8	2.0	2.1	4.5
Interest expense	(65.6)	(64.7)	(123.5)	(132.0)

Earnings (loss) before income taxes	$(29.1)	$54.9	$7.2	$99.0

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

12. Earnings Per Share (continued)

Basic and diluted earnings per share were calculated as follows:

(in millions)	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Numerator for basic and diluted earnings (loss) per share attributable to Nalco Holding Company common shareholders:
Net earnings (loss) attributable to Nalco Holding Company	$(29.2)	$44.2	$(6.0)	$73.4

Denominator for basic earnings (loss) per share attributable to Nalco Holding Company common shareholders — weighted average common shares outstanding	138.2	141.4	138.2	141.7
Effect of dilutive securities:
Stock purchase warrant	—	0.6	—	0.6
Share-based compensation plans	—	0.2	—	0.2

Denominator for diluted earnings (loss) per share attributable to Nalco Holding Company common shareholders	138.2	142.2	138.2	142.5

There were 2.3 million shares and 0.5 million shares potentially issuable under share-based compensation plans at June 30, 2009 and 2008, respectively, that were excluded from our diluted earnings (loss) per share computation, as the effect of including such shares would be anti-dilutive.

13. Contingencies and Litigation

Various claims, lawsuits and administrative proceedings are pending or threatened against us, with respect to commercial, contract, intellectual property, product liability, employee, environmental and other matters. Historically, these matters have not had a material impact on our consolidated financial position. However, we cannot predict the outcome of any litigation or the potential for future litigation.

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

13. Contingencies and Litigation (continued)

Our undiscounted reserves for known environmental clean up costs were $1.2 million at June 30, 2009. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

Expenditures for the six months ended June 30, 2009, relating to environmental compliance and clean up activities, were not significant.

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

In the course of our business, we are also a party to a number of lawsuits and are subject to various claims relating to trademarks, employee matters, contracts, transactions, chemicals and other matters, the outcome of which, in our opinion, should not have a material effect on our consolidated financial position. However, we cannot predict the outcome of any litigation or the potential for future litigation. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs. We maintain accruals where the outcome of the matter is probable and can be reasonably estimated.

14. Financial Instruments

We use derivative instruments to manage our foreign exchange and energy cost exposures. All derivative instruments are recognized in the consolidated balance sheets at fair value. Changes in the fair value of derivatives that are not designated as hedges are recognized in earnings as they occur. If the derivative instruments are designated as hedges, depending on their nature, the effective portions of changes in their fair values are either offset in earnings against the changes in the fair values of the items being hedged, or reflected initially as a separate component of equity and subsequently recognized in earnings when the hedged items are recognized in earnings. The ineffective portions of changes in the fair values of derivative instruments designated as hedges are immediately recognized in earnings.

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

The carrying value of euro-denominated debt designated as a net investment hedge was $564.6 million at June 30, 2009. The loss from the net investment hedge was $4.9 million, net of taxes of $3.0 million, for the six months ended June 30, 2009, which was reported as a component of other comprehensive income in the foreign currency translation adjustment account.

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in earnings during the six months ended June 30, 2009.

Cash Flow Hedges

We use derivative instruments such as foreign exchange forward contracts to hedge the variability of the cash flows from certain forecasted royalty payments due to changes in foreign exchange rates, and we use commodity forward contracts to manage our exposure to fluctuations in the cost of natural gas used in our business. These instruments are designated as cash flow hedges, with changes in their fair values included in other comprehensive income to the extent the hedges are effective. Amounts included in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged transaction is recognized in earnings. Changes in fair value representing hedge ineffectiveness are recognized in current earnings.

As of June 30, 2009, the maximum length of time over which we are hedging exposures to the variability of cash flows is six months. We expect to reclassify $1.6 million of pretax losses in accumulated other comprehensive income at June 30, 2009 to earnings within that period, when the hedged transactions affect earnings. No cash flow hedges were discontinued during the six months ended June 30, 2009.

14. Financial Instruments (continued)

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. No derivative instruments were designated as a fair value hedge at June 30, 2009.

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

Derivative instruments are not held or issued for trading or speculative purposes.

The notional amounts of derivative instruments outstanding as of June 30, 2009 were as follows:

(dollars in millions)	Notional Amount
Derivatives designated as hedges:
Foreign exchange contracts	$7.5
Commodity contracts	3.0

Total derivatives designated as hedges	10.5
Derivatives not designated as hedges:
Foreign exchange contracts	84.4

Total derivatives	$94.9

14. Financial Instruments (continued)

The fair value and balance sheet presentation of derivative instruments as of June 30, 2009 were as follows:

(dollars in millions)	Balance Sheet Location	Fair Value
Asset derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	$0.7
Derivatives not designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	0.3

Total asset derivatives		$1.0

Liability derivatives:
Derivatives designated as hedges:
Commodity contracts	Other current liabilities	$1.6
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	0.6

		$2.2

Gains and losses on derivative instruments for the six months ended June 30, 2009 were as follows:

(dollars in millions)	Gain (Loss) Recognized in AOCI [1] (Effective Portion)	Statement of Operations Classification	Gain (Loss) Recognized in Income [2]
Derivatives designated as hedges:
Cash flow hedges:
Commodity contracts	$(1.6)	Cost of product sold	$(3.1)
Foreign exchange contracts	—	Other income (expense), net	2.0
Net investment hedges:
Euro-denominated debt	(7.9)	N/A

Total derivatives designated as hedges	(9.5)		(1.1)

Derivatives not designated as hedges:
Foreign exchange contracts	—	Other income (expense), net	(2.4)

Total derivatives not designated as hedges	—		(2.4)

Total derivatives	$(9.5)		$(3.5)

1	Accumulated other comprehensive income

2	For derivatives designated as cash flow hedges, amounts represent the effective portion of the gains (losses) reclassified from AOCI; also includes immaterial amounts of hedge ineffectiveness.

15. Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1	—	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

15. Fair Value Measurements (continued)

Level 2	—	Observable inputs other than quoted prices in active markets.

Level 3	—	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

(dollars in millions)	Balance June 30, 2009	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$1.0	$—	$1.0	$—

Liabilities:
Foreign exchange forward contracts	$0.6	$—	0.6	$—
Natural gas forward contracts	1.6	—	1.6	—

	$2.2	$—	$2.2	$—

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Natural gas forward contracts are valued using NYMEX futures prices for natural gas at the reporting date.

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate their fair values at June 30, 2009 and December 31, 2008, because of the short-term maturities and nature of these balances.

The estimated fair value of long-term debt at June 30, 2009 and December 31, 2008 was $3,073.3 million and $2,773.9 million, respectively, and the related carrying value was $3,081.0 million and $3,129.6 million, respectively. The fair value of our senior notes, senior subordinated notes and senior discount notes was estimated based on their quoted market prices. The carrying value of amounts outstanding under our senior secured credit facilities is considered to approximate fair value because interest accrues at rates that fluctuate with interest rate trends. The carrying value of other long-term debt outstanding also approximates fair value due to the variable nature of their interest rates.

16. Guarantees

No significant guarantees were outstanding at June 30, 2009, other than subsidiary-related performance guarantees.

We had $30.8 million of letters of credit outstanding at June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Key financial highlights for the second quarter 2009 include:

•

A 6.4% organic decline in sales contributed to a 14.4% nominal decrease in second quarter 2009 revenues to $913.1 million from $1,066.3 million reported a year ago. We define organic changes as nominal, or actual, changes less the impacts of foreign currency translation rate changes and acquisitions and divestitures. Unfavorable changes in currency translation rates reduced sales 7.0%, and net acquisitions/divestitures accounted for the remaining 1.0% sales decrease.

•

Plans were approved to set a lower cost base through restructuring actions, primarily in Europe. As a result, we recognized restructuring expenses of $43.9 million, consisting of severance and related costs of $23.7 million, reflecting a reduction in force of nearly 300 positions, and $20.2 million of non-cash asset impairment charges.

•

We refinanced a significant portion of our debt by entering into new senior secured credit facilities consisting of a $250.0 million revolving credit facility expiring in May 2014 and a $750.0 million term loan facility expiring in May 2016. We also issued $500.0 million aggregate principal amount of 8 1 /4 % senior unsecured notes that mature in May 2017. Net proceeds from the new term loan and senior notes were used to repay $735.0 million of existing term loans maturing in 2009 and 2010, as well as to redeem $475.0 million of our senior notes due in November 2011. As a result of the refinancing, we incurred a $16.4 million loss on early extinguishment of debt.

•	In the second quarter of 2009, we generated $26 million in cost savings toward our 2009 productivity goal of $100 million. We have achieved $53 million in net savings during the first half of 2009.

•

The effective income tax rate was 6.2% on our $29.1 million loss before income taxes for the second quarter of 2009. The rate was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that resulted from losses in certain jurisdictions during the period. Restructuring expenses were a significant contributor to the losses. The effective income tax rate was 16.4% for the year-ago quarter due to the recognition of federal tax benefits for the expected utilization of foreign tax credit carryforwards generated in previous years. See Note 9 to the condensed consolidated financial statements, included in Part I, Item 1, for an analysis of the differences between the U.S. statutory federal tax rate and the effective income tax rate.

•

Second quarter 2009 diluted net loss per share attributable to Nalco Holding Company common shareholders was 21 cents compared to diluted net earnings per share of 31 cents for the second quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restructuring charges, net of income taxes, negatively affected earnings per share by 27 cents in the second quarter of 2009, slightly higher than the 25 cents that had originally been disclosed in our Press Release dated July 28, 2009. By comparison, restructuring charges reduced second quarter 2008 earnings per share by 1 cent. The after-tax impact of the charge for early extinguishment of debt reduced second quarter 2009 earnings per share by an additional 7 cents.

•

EBITDA was $82.0 million for the second quarter of 2009, an $85.2 million decrease from year-ago EBITDA of $167.2 million. The change was mainly attributable to an increase in restructuring expenses of $42.5 million over the year-ago quarter and the $16.4 million loss on early extinguishment of debt. EBITDA is reconciled to net earnings (loss) attributable to Nalco Holding Company as follows:

	Three Months ended June 30, 2009	Three Months ended June 30, 2008
Net earnings (loss) attributable to Nalco Holding Company	$(29.2)	$44.2
Income tax provision (benefit)	(1.8)	9.0
Interest expense, net of interest income	64.8	62.7
Depreciation	36.5	35.4
Amortization	11.7	15.9

EBITDA	$82.0	$167.2

•

Free Cash Flow, defined as cash from operating activities less capital expenditures and net earnings attributable to noncontrolling interests, was $94.2 million in the second quarter of 2009, an improvement of $68.3 million from Free Cash Flow of $25.9 million in the year-ago period. The increase resulted mostly from changes in working capital, particularly reductions in inventory.

Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Three Months ended June 30, 2009	Three Months ended June 30, 2008
Net cash provided by operating activities	$118.4	$63.1
Net earnings attributable to noncontrolling interests	(1.9)	(1.7)
Additions to property, plant, and equipment, net	(22.3)	(35.5)

Free cash flow	$94.2	$25.9

Results of Operations — Consolidated

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008

Net sales for the three months ended June 30, 2009 were $913.1 million, a 14.4% decrease from the $1,066.3 million reported for the quarter ended June 30, 2008. Changes in foreign currency translation rates reduced sales 7.0%, accounting for nearly half of the decline, while the net impact of acquisitions and divestitures accounted for an additional 1.0% decrease. Organic sales, which exclude the impact of these items, declined 6.4%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Regionally, Latin America posted organic sales growth of 2.0%, driven by growth in Energy Services. Europe/Africa/Middle East (EAME), North America, and Asia/Pacific, reported organic declines of 9.4%, 7.1%, and 4.2%, respectively.

Gross profit, defined as the difference between net sales and cost of product sold, of $411.3 million for the quarter ended June 30, 2009 decreased by $60.5 million, or 12.8%, from the $471.8 million for the year-ago period. On an organic basis, gross profit decreased by 4.9%, less than the decline in organic sales, as gross profit margins improved to 45.0% for the three months ended June 30, 2009 compared to 44.2% for the three months ended June 30, 2008.

Selling, administrative, and research expenses for the three months ended June 30, 2009 of $305.7 million decreased $26.9 million, or 8.1%, from $332.6 million for the year-ago period. The decrease was attributable to changes in foreign currency translation rates. On an organic basis, selling, administrative, and research expenses were flat, reflecting the net results of efficiency and productivity improvement initiatives and investments in higher growth geographies and markets.

Amortization of intangible assets was $11.7 million and $15.9 million for the three months ended June 30, 2009 and 2008, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method, and changes in currency translation rates.

Restructuring expenses were $43.9 million and $1.4 million for the three months ended June 30, 2009 and June 30, 2008, respectively. Included in the second quarter 2009 was $20.2 million of non-cash asset impairment charges associated with the planned closing of several plants as we move to a more optimal manufacturing footprint, as well as $23.7 million of employee severance and related costs, as part of the continuing redesign and optimization of business and work processes.

Other income (expense), net unfavorably changed by $10.0 million for the three months ended June 30, 2009 compared to the year-ago period. A favorable change in foreign currency transaction gains and losses of $4.5 million was more than offset by a $16.4 million loss on early extinguishment of debt resulting from a refinancing in the second quarter of 2009. This loss was comprised of a $9.2 million redemption premium paid in cash and a $7.2 million write-off of deferred financing costs.

Net interest expense, defined as the combination of interest income and interest expense, of $64.8 million for the three months ended June 30, 2009 grew by $2.1 million from the $62.7 million reported for the three months ended June 30, 2008. The increase was mainly attributable to the issuance of new debt in May 2009, offset partially by the impact of lower interest rates on our variable rate debt. Translation rate changes due to the stronger U.S. dollar versus the euro reduced interest expense by $1.7 million, while interest expense on our senior discount notes was $0.9 million higher than a year ago.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The income tax provision for the three months ended June 30, 2009, was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that were created due to losses incurred in the period. Restructuring expenses, primarily in Europe, were a significant cause of the losses. Our effective income tax rate was 6.2% on the $29.1 million loss before income taxes for the three months ended June 30, 2009. See Note 9 to the condensed consolidated financial statements, included in Part I, Item 1, for an analysis of the differences between the U.S. statutory federal tax rate and the effective income tax rate.

For the three months ended June 30, 2008, our effective income tax rate was 16.4%, primarily because we reversed valuation allowances previously recorded on U.S. foreign tax credit carryforwards, and established valuation allowances for our accumulated U.K. deferred tax assets.

Both periods were also impacted by foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences. Because we are now able to credit foreign taxes on the U.S. tax return, the impact of dividends received from non-U.S. subsidiaries no longer materially impacts our tax provision.

Net earnings attributable to noncontrolling interests of $1.9 million for the three months ended June 30, 2009 was $0.2 million higher than the $1.7 million reported in the year-ago period.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net sales for the six months ended June 30, 2009 were $1,781.5 million, a 13.8% decrease from the $2,066.0 million reported for the six months ended June 30, 2008. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were down 5.0%. On a geographic basis, sales in Latin America were up 7.3% organically, while North America, Asia/Pacific and EAME reported organic declines of 5.4%, 3.7% and 9.3%, respectively.

Gross profit, defined as the difference between net sales and cost of product sold, of $791.1 million for the six months ended June 30, 2009 decreased by $116.8 million, or 12.9%, from the $907.9 million for the six months ended June 30, 2008. On an organic basis, gross profit decreased by 4.1%. Most of the decline was attributable to lower sales volumes as gross profit margin for the six months ended June 30, 2009 was 44.4% compared to 43.9% for the year-ago period.

Selling, administrative, and research expenses for the six months ended June 30, 2009 of $583.5 million decreased $58.7 million, or 9.1%, from $642.2 million for the six months ended June 30, 2008. Changes in foreign currency translation rates accounted for most of the decrease. On an organic basis, selling, administrative, and research expenses were flat as cost reduction and efficiencies achieved were offset by investments to expand in higher growth geographies and markets, as well as consulting costs to assist us with elements of our productivity initiatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Amortization of intangible assets was $23.3 million and $29.5 million for the six months ended June 30, 2009 and 2008, respectively, due primarily to lower amortization of customer relationships, which are amortized using an accelerated method.

Restructuring expenses were $44.2 million and $2.4 million for the six months ended June 30, 2009 and June 30, 2008, respectively. In addition to employee severance and related costs associated with the continuing redesign and optimization of business and work processes, the 2009 amount includes $20.2 million of asset impairment charges associated with several planned plant closings to move to a more optimal manufacturing footprint.

Other income (expense), net was a net expense of $11.5 million and $7.3 million for the six months ended June 30, 2009 and 2008, respectively. The increase of $4.2 million was mainly attributable to a $16.4 million loss on early extinguishment of debt in 2009, partly offset by a favorable change in foreign currency transaction gains and losses of $7.4 million.

Net interest expense, defined as the combination of interest income and interest expense, of $121.4 million for the six months ended June 30, 2009 decreased by $6.1 million from the $127.5 million reported for the six months ended June 30, 2008. Lower interest rates on our variable rate debt and a slightly lower average debt level compared to the first half of 2008 more than offset the increase associated with the refinancing in the second quarter of 2009. Additionally, translation rate changes due to the stronger U.S. dollar versus the euro reduced interest expense by $3.4 million, while interest expense on our senior discount notes was $1.7 million higher than a year ago.

The income tax provision for the six months ended June 30, 2009, was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that were created due to losses incurred in the period. Restructuring expenses, primarily in Europe, were a significant cause of the losses. The effective tax rate was 136.1% on $7.2 million of earnings before income taxes for the six months ended June 30, 2009. See Note 9 to the condensed consolidated financial statements, included in Part I, Item 1, for an analysis of the differences between the U.S. statutory federal tax rate and the effective income tax rate.

For the six months ended June 30, 2008, our effective rate was 22.7%, also because of valuation allowance changes related to U.S. foreign tax credits and U.K. deferred tax assets.

Both periods were also impacted by foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences. Because we are now able to credit foreign taxes on the U.S. tax return, the impact of dividends received from non-U.S. subsidiaries no longer materially impacts our tax provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net earnings attributable to noncontrolling interests were $3.4 million and $3.1 million for the six months ended June 30, 2009 and 2008, respectively. The impact of higher earnings by our subsidiary in Saudi Arabia drove the change.

Results of Operations – Segment Reporting

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008

Beginning with the three months ended June 30, 2009, we began reporting Other segment results related to the Water Services, Paper Services and Energy Services segments with those segments. This former segment included supply chain activities, standard cost variances, and certain other operating expenses. Amounts for prior periods have been restated to conform with these changes.

Net sales by reportable segment for the three months ended June 30, 2009 and June 30, 2008 may be compared as follows:

	Three Months Ended		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2009	June 30, 2008		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$403.4	$499.3	(19.2)%	(8.0)%	(2.1)%	(9.1)%
Paper Services	160.3	202.4	(20.7)%	(5.8)%	—%	(14.9)%
Energy Services	349.4	364.6	(4.2)%	(6.4)%	0.3%	1.9%

Net sales	$913.1	$1,066.3	(14.4)%	(7.0)%	(1.0)%	(6.4)%

Water Services reported sales of $403.4 million for the quarter ended June 30, 2009, a 19.2% decrease from the $499.3 million for the year-ago-period. Movement in foreign exchange rates reduced sales 8.0%, while the 2.1% decrease in sales from acquisitions/divestitures was attributable to the divestiture of our Finishing Technologies surface treatment business in September 2008, offset partly by our Crossbow acquisition in March 2009. Sales declined 9.1% organically, with the mining, metals, manufacturing, and colloidal technologies businesses reporting the most significant decreases. All regions reflected the global economic downturn, with the most significant percentage organic decline in EAME with an organic decrease of 12.5%, followed by North America, Asia/Pacific and Latin America, with 8.4%, 7.0%, and 3.9% decreases, respectively.

Paper Services reported sales of $160.3 million for the three months ended June 30, 2009, a 20.7% decrease from the $202.4 million reported for the second quarter of 2008. Sales decreased 14.9% organically, a slightly lower decline than the first quarter of 2009. While Latin America achieved organic growth of 3.6%, other regions reported declines, with organic decreases in EAME, North America and Asia/Pacific of 21.0%, 17.1%, and 6.8%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Energy Services reported sales of $349.4 million for the three months ended June 30, 2009, a 4.2% decline from the $364.6 million for the quarter ended June 30, 2008. Sales were reduced 6.4% by unfavorable foreign currency movements, but grew 1.9% organically, with our Upstream oilfield business posting an 11.3% organic improvement and our Downstream business reporting a modest 3.1% organic gain. Offsetting these results was a 51.5% organic decline in our Adomite drilling-related business, consistent with the drop in drilling rig activity. Regionally, organic increases were reported in every region but North America, which decreased 1.1% organically due to the Adomite business decline. Led by Latin America, with a 9.5% organic increase, EMEA and Asia/Pacific also grew organic sales by 5.7% and 2.6%, respectively, over the year-ago period.

Direct contribution by reportable segment for the three months ended June 30, 2009 and June 30, 2008 may be compared as follows:

	Three Months Ended		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2009	June 30, 2008		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$73.2	$93.9	(22.0)%	(8.5)%	(2.0)%	(11.5)%
Paper Services	24.6	24.4	0.8%	(6.0)%	—%	6.8%
Energy Services	74.9	74.3	0.8%	(5.2)%	(0.3)%	6.3%

Direct contribution of Water Services was $73.2 million for the three months ended June 30, 2009, a 22.0% decline from the $93.9 million reported for the three months ended June 30, 2008. Organically, direct contribution decreased 11.5%, as lower operating expenses and productivity savings did not offset the decline in gross profit resulting from lower sales. The 2.0% decrease in direct contribution from acquisitions/divestitures was mostly attributable to the September 2008 sale of our Finishing Technologies surface treatment business.

Paper Services reported direct contribution of $24.6 million for the three months ended June 30, 2009, a 0.8% increase from the direct contribution of $24.4 million reported for the second quarter of 2008. Organically, direct contribution was up 6.8%, despite a 14.9% organic sales decrease, due to earlier reorganization activities, which improved the direct contribution margin to 15.3% of sales for the three months ended June 30, 2009, compared to 12.1% for the three months ended June 30, 2008.

Energy Services reported direct contribution of $74.9 million for the three months ended June 30, 2009, compared to $74.3 million for the year-ago period. Organically, direct contribution improved 6.3% as a result of productivity savings and organic sales growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net sales by reportable segment for the six months ended June 30, 2009 and June 30, 2008 may be compared as follows:

	Six Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2009	June 30, 2008	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$777.8	$950.3	(18.2)%	(8.8)%	(2.6)%	(6.8)%
Paper Services	314.6	403.3	(22.0)%	(6.2)%	—%	(15.8)%
Energy Services	689.1	712.4	(3.3)%	(7.1)%	0.3%	3.5%

Net sales	$1,781.5	$2,066.0	(13.8)%	(7.7)%	(1.1)%	(5.0)%

Water Services reported sales of $777.8 million for the six months ended June 30, 2009, an 18.2% decrease from the $950.3 million for the year-ago-period. Sales declined 6.8% organically, with the mining, manufacturing and colloidal technologies businesses reporting some of the most significant decreases. While Latin America posted a slight increase in organic sales, other regions reflected the global economic downturn with organic decreases of 10.2% in EMEA and 6.2% in both North America and Asia/Pacific. The 2.6% decrease in sales from acquisitions/divestitures was attributable to the divestiture of our Finishing Technologies surface treatment business in September 2008, partly offset by the Crossbow acquisition in March 2009.

Paper Services reported sales of $314.6 million for the six months ended June 30, 2009, a 22.0% decrease from the $403.3 million reported for the first half of 2008. Sales decreased 15.8% organically, reflecting the continued difficult conditions in the industry. In EAME, the organic decrease was 23.4%, followed by a 17.0% decline in North America and a 9.6% decrease in Asia/Pacific. Latin America, however, continued to grow with a 5.2% organic increase.

Energy Services reported sales of $689.1 million for the six months ended June 30, 2009, a 3.3% decline from the $712.4 million for the six months ended June 30, 2008. Organically, sales grew 3.5%, with a 10.9% organic increase in our Upstream oilfield business tempered by a 33.1% drop in our Adomite business. Regionally, organic increases continue to be led by Latin America, with a 16.5% organic improvement, and modest increases of 4.5% and 2.9% in Asia/Pacific and EMEA, respectively. North America was only up 1.3% organically over the year-ago period as a result of lower Adomite sales driven down by the drop in drilling rig activity in the region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Direct contribution by reportable segment for the six months ended June 30, 2009 and June 30, 2008 may be compared as follows:

	Six Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2009	June 30, 2008	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$131.4	$169.6	(22.5)%	(8.2)%	(2.4)%	(11.9)%
Paper Services	43.2	54.0	(20.2)%	(7.6)%	—%	(12.6)%
Energy Services	148.0	147.8	0.1%	(6.4)%	(0.4)%	6.9%

Direct contribution of Water Services was $131.4 million for the six months ended June 30, 2009, a 22.5% decline from the $169.6 million reported for the six months ended June 30, 2008. Organically, direct contribution decreased 11.9%, as the impact of lower sales volumes more than offset productivity savings and cost controls. The 2.4% decrease in direct contribution from acquisitions/divestitures was mostly attributable to the September 2008 sale of the Finishing Technologies surface treatment business.

Paper Services reported direct contribution of $43.2 million for the six months ended June 30, 2009, a 20.2% decrease from the direct contribution of $54.0 million reported for the first half of 2008. Organically, direct contribution was down 12.6%, reflecting the 15.8% organic decrease in sales.

Energy Services maintained its level of direct contribution, reporting $148.0 million for the six months ended June 30, 2009, compared to $147.8 million for the year-ago period. Organically, direct contribution grew 6.9% for the first half of 2009, as a result of the 3.5% organic improvement in sales and productivity savings.

Liquidity and Capital Resources

Operating activities. Historically, our main source of liquidity has been our cash flow generated by operating activities. For the six months ended June 30, 2009, cash provided by operating activities was $285.1 million, an increase of $151.4 million over the $133.7 million for the same period last year. The increase was mostly the result of reductions in accounts receivable and inventories, partly offset by the cash impact of the decrease in earnings.

Investing activities. Cash used for investing activities was $65.7 million for the six months ended June 30, 2009, which was mostly the result of business acquisitions of $23.7 million and net property additions of $41.1 million. In March 2009, we acquired the assets and business of Crossbow Water, a regional high-purity water and water pre-treatment services company, for $22.1 million.

Cash used for investing activities was $75.9 million for the six months ended June 30, 2008, which was mostly the result of net property additions of $61.9 million and business acquisitions of $9.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financing activities. As a result of a debt refinancing, we paid $53.9 million of costs to obtain the new debt and a $9.2 million redemption premium to redeem $475.0 million of senior notes due 2011, which accounted for most of the $85.4 million of cash used for financing activities during the six months ended June 30, 2009. A net decrease in borrowings of $10.6 million and cash dividends of $9.6 million were the other significant cash outflows during the period.

Net cash used for financing activities totaled $94.3 million during the six months ended June 30, 2008, which was mostly attributable to a net decrease in borrowings of $58.8 million, $21.7 million of share repurchases and $9.9 million of cash dividends.

Our liquidity requirements are significant, primarily due to debt service requirements, as well as research and development and capital investment. As of June 30, 2009, we had $250 million of borrowing capacity available under a revolving credit facility (excluding $30.8 million of outstanding standby letters of credit), subject to certain conditions.

Debt refinancing. On May 13, 2009, Nalco Company, an indirect subsidiary of Nalco Holding Company, entered into new senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a revolving credit facility expiring in May 2014 (the “New Revolving Credit Facility”) and a $750.0 million term loan facility expiring in May 2016 (the “New Term Loan Credit Facility”). The term loans under the New Term Loan Credit Facility are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on May 13, 2016. The terms of the New Term Loan Credit Facility also allow us to make additional term loan borrowings of up to $250.0 million in the future on terms to be agreed with future lenders. The New Revolving Credit Facility provides for borrowings of up to $250.0 million and replaces the former $250.0 million revolving credit facility that would have otherwise expired on November 4, 2009. The U.S. dollar equivalent of $150.0 million under the New Revolving Credit Facility can be used, subject to certain collateral obligations, for borrowings by Nalco Company and certain non-U.S. subsidiaries in euros, pounds sterling and other currencies to be agreed. At June 30, 2009, no borrowings were outstanding under the New Revolving Credit Facility.

Borrowings under the New Senior Secured Credit Facilities bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the New Revolving Credit Facility ranges from 2.00% to 3.00% with respect to base rate borrowings and 3.00% to 4.00% with respect to LIBOR or Eurocurrency borrowings depending on our leverage ratio as defined by the revolving credit agreement. The initial margin for the New Revolving Credit Facility is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under the New Term Loan Credit Facility is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings, with a base rate floor of 4.00% and a LIBOR or Eurocurrency floor of 3.00%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The New Senior Secured Credit Facilities are unconditionally guaranteed by Nalco Company, Nalco Holdings LLC (the direct parent company of Nalco Company), and certain domestic subsidiaries of Nalco Holdings LLC. The repayment of these facilities is secured by substantially all the assets of Nalco Company and the guarantors, including, but not limited to, a pledge of their capital stock and 65% of the capital stock of each non-U.S. subsidiary owned by the guarantors.

Also on May 13, 2009, Nalco Company issued $500.0 million aggregate principal amount of 8 1/4% senior unsecured notes (the “Notes”). The Notes were issued at a discount of $10.7 million. The Notes mature on May 15, 2017, with interest payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2009. The Notes do not have required principal payments prior to maturity. Each of the direct and indirect subsidiaries of Nalco Holdings LLC and Nalco Company that guarantees its obligations under the New Senior Secured Credit Facilities guarantees the Notes.

At its option, Nalco Company has the right to redeem some or all of the Notes beginning May 15, 2013, at the redemption prices set forth below (expressed as a percentage principal amount), plus accrued interest, if any, if redeemed during the twelve-month period commencing on May 15 of the years set forth below:

Period	Redemption Price
2013	104.125%
2014	102.063%
2015 and thereafter	100.000%

Nalco Company also has the right to redeem some or all of the Notes prior to May 15, 2013, at a price equal to the principal amount of the notes, plus a specified “make-whole” premium.

The New Senior Secured Credit Facilities and Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends and distributions or repurchase certain capital stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business; and enter into hedging agreements. In addition, the New Senior Secured Credit Facilities and Notes require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a senior secured leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net proceeds from the New Term Loan Credit Facility and the Notes were used to repay the remaining $15.0 million balance of the existing term loan A maturing on November 4, 2009, to repay $720.0 million of the existing term loan B maturing on November 4, 2010, and to redeem $475.0 million of the existing senior notes due November 2011.

We refer to our entry into the New Revolving Credit Facility and the New Term Loan Credit Facility, the issuance of the Notes, and the application of the net proceeds from the New Term Loan Credit Facility and the Notes collectively as the “Refinancing.”

As a result of the Refinancing, we incurred a $16.4 million loss on extinguishment of debt, which is included in other income (expense), net. The loss was comprised of a $9.2 million premium paid to redeem the $475.0 million of existing senior notes and $7.2 million of accelerated amortization of deferred financing costs related to the existing term loans and senior notes.

In connection with the Refinancing, we recorded deferred financing costs of $53.9 million related to the New Revolving Credit Facility, the New Term Loan Credit Facility and the Notes, which will be amortized over their respective terms.

As a result of the Refinancing, our expected cash flows resulting from our long-term debt obligations have changed significantly from what had been disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2008. The following table summarizes our expected cash outflows resulting from our long-term debt obligations as of June 30, 2009:

	Payments Due By Period
(dollars in millions)	Total	July - December 2009	2010 to 2011	2012 to 2013	2014 and beyond
Debt obligations:
Principal	$3,174.8	$3.8	$731.4	$762.4	$1,677.2
Interest	1,355.1	139.6	542.1	388.8	284.6

Total debt obligations	$4,529.9	$143.4	$1,273.5	$1,151.2	$1,961.8

Senior credit facilities. Our senior credit facilities that were entered into in November 2003 initially included a revolving credit facility expiring on November 4, 2009, a $300 million term loan A facility (including an €88.0 million tranche) maturing on November 4, 2009 and a $1,300 million term loan B facility maturing on November 4, 2010.

As part of the Refinancing, the New Revolving Credit Facility replaced the $250.0 million revolving facility that would have expired in November 2009. We also repaid the remaining $15.0 million balance of term loan A and repaid $720.0 million of term loan B. At June 30, 2009, the outstanding balance of the term loan B facility was $167.0 million. Borrowings under the term loan B facility bear interest at a floating base rate plus an applicable margin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The senior credit facilities that were entered into in November 2003 contain a number of covenants that, among other things, require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at June 30, 2009.

Senior discount notes, senior notes and senior subordinated notes. In November 2003, Nalco Company issued $665.0 million aggregate principal amount of 7 3/4% U.S. dollar-denominated senior notes due 2011, €200.0 million aggregate principal amount of 7 3/4% euro-denominated senior notes due 2011, $465.0 million aggregate principal amount of 8 7/8% U.S. dollar-denominated senior subordinated notes due 2013 and €200.0 million aggregate principal amount of 9% euro-denominated senior subordinated notes due 2013. As part of the Refinancing, Nalco Company redeemed $475.0 million of the 7 3/4% U.S. dollar-denominated senior notes due 2011.

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

After the partial redemption, the aggregate principal amount at maturity of the notes declined to $460.8 million. Prior to February 1, 2009, interest accrued on the notes in the form of an increase in the accreted value of such notes. The accreted value of each note increased from the date of issuance until February 1, 2009 at a rate of 9.0% per annum, reflecting the accrual of non-cash interest, such that the accreted value equals the principal amount at maturity of $460.8 million. Cash interest payments on the notes will be due and payable beginning in August 2009.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local lines of credit. Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of June 30, 2009, the aggregate outstanding balance under these local lines of credit was approximately $57.9 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility. Nalco Company entered into a three-year receivables facility on June 22, 2007 that provides up to $160 million in funding from a commercial paper conduit sponsored by Bank of America, N.A., one of the lenders under Nalco Company’s senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

Availability of funding under the receivables facility in a given month depends primarily upon the outstanding trade accounts receivable balance at the end of the previous month. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. As of June 30, 2009, we had $77.0 million of outstanding borrowings under this facility, which was $50.0 million less than the available funding based on the amount of receivables eligible for financing as of May 31, 2009.

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

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended June 30, 2009 (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “ believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

Use of Non-GAAP Financial Measures

Direct contribution, EBITDA and Free Cash Flow are measures used by management to measure operating performance. Direct contribution is defined as net sales, less cost of product sold, selling and service expenses, marketing expenses and research expenses. EBITDA is defined as net earnings (loss) attributable to Nalco Holding Company plus interest, taxes, depreciation and amortization. Free Cash Flow is defined as net cash provided by operating activities, less capital expenditures and net earnings attributable to noncontrolling interests.

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

Direct contribution, EBITDA, and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings (loss) as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Direct contribution is reconciled to consolidated earnings (loss) before income taxes in Note 11 of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The most direct comparable GAAP financial measures of each non-GAAP financial measure, as well as the reconciliation between each non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures above. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2008.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 1, 2009. At the meeting, Messrs. J. Erik Fyrwald, Richard B. Marchese and Paul J. Norris were each elected by the shareholders to a term to expire in 2012.

Nominee	For	Withheld
J. Erik Fyrwald	105,596,526	1,584,354
Richard B. Marchese	106,022,213	1,158,667
Paul J. Norris	105,108,105	2,072,775

Messrs. Casale, Chase, Pertz and Sanders each have terms of office as directors that continued after the 2009 Annual Meeting.

The shareholders also ratified the appointment of Ernst & Young LLP as the Independent Registered Public Accounting Firm for 2009:

For	Against	Abstain
107,119,981	40,543	20,356

Item 6. Exhibits

(a)	The following are included herein:

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

The registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NALCO HOLDING COMPANY

/s/ BRADLEY J. BELL
Name:	Bradley J. Bell
Title:	Executive Vice President and Chief Financial Officer

Dated: July 31, 2009