Form 10-Q
period 2009-09-30
Nalco Holding CO
filed 2009-10-28
CIK 1298341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 26, 2009, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 138,194,588 shares.

QUARTERLY REPORT ON FORM 10-Q

NALCO HOLDING COMPANY

Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nalco Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

	(Unaudited) September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$241.5	$61.8
Accounts receivable, less allowances of $20.9 in 2009 and $23.8 in 2008	694.7	774.0
Inventories:
Finished products	260.3	301.6
Materials and work in process	79.4	110.2

	339.7	411.8
Prepaid expenses, taxes and other current assets	114.2	140.1

Total current assets	1,390.1	1,387.7

Property, plant, and equipment, net	687.9	703.7
Intangible assets:
Goodwill	1,793.6	1,700.1
Other intangibles, net	1,068.2	1,076.4
Other assets	211.2	174.1

Total assets	$5,151.0	$5,042.0

Liabilities and equity
Current liabilities:
Accounts payable	$301.3	$299.2
Short-term debt	56.9	93.8
Other current liabilities	398.4	341.9

Total current liabilities	756.6	734.9

Other liabilities:
Long-term debt	3,098.9	3,129.6
Deferred income taxes	222.3	258.8
Accrued pension benefits	363.8	322.2
Other liabilities	212.0	183.8

Equity:
Nalco Holding Company shareholders’ equity	477.3	393.3
Noncontrolling interests	20.1	19.4

Total equity	497.4	412.7

Total liabilities and equity	$5,151.0	$5,042.0

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in millions, except per share amounts)

	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Net sales	$957.0	$1,115.5	$2,738.5	$3,181.5
Operating costs and expenses:
Cost of product sold	504.3	641.5	1,494.7	1,799.6
Selling, administrative, and research expenses	318.5	318.5	902.0	960.7
Amortization of intangible assets	12.3	14.0	35.6	43.5
Restructuring expenses	2.7	10.4	46.9	12.8
Gain on divestiture	—	(38.1)	—	(38.1)

Total operating costs and expenses	837.8	946.3	2,479.2	2,778.5

Operating earnings	119.2	169.2	259.3	403.0

Other income (expense), net	(0.7)	(5.1)	(12.2)	(12.4)
Interest income	0.8	2.3	2.9	6.8
Interest expense	(65.4)	(63.7)	(188.9)	(195.7)

Earnings before income taxes	53.9	102.7	61.1	201.7

Income tax provision	24.4	43.9	34.2	66.4

Net earnings	29.5	58.8	26.9	135.3

Less: Net earnings attributable to noncontrolling interests	1.5	1.4	4.9	4.5

Net earnings attributable to Nalco Holding Company	$28.0	$57.4	$22.0	$130.8

Net earnings per share attributable to Nalco Holding Company common shares:
Basic	$0.20	$0.41	$0.16	$0.93

Diluted	$0.20	$0.41	$0.16	$0.92

Weighted-average shares outstanding (millions):
Basic	138.2	139.9	138.2	141.1

Diluted	138.7	140.7	138.5	141.9

Cash dividends declared per share	$0.035	$0.035	$0.105	$0.105

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Operating activities
Net earnings	$26.9	$135.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	106.9	103.8
Amortization	35.6	43.5
Gain on divestiture	—	(38.1)
Amortization of deferred financing costs and accretion of senior discount notes	11.4	35.8
Loss on early extinguishment of debt	16.4	—
Other, net	15.1	(14.8)
Changes in operating assets and liabilities	237.8	(64.2)

Net cash provided by operating activities	450.1	201.3

Investing activities
Business purchases	(23.7)	(16.2)
Net proceeds from divestiture	—	74.1
Additions to property, plant, and equipment, net	(70.8)	(99.8)
Other, net	(1.3)	(7.6)

Net cash used for investing activities	(95.8)	(49.5)

Financing activities
Cash dividends	(14.5)	(14.8)
Changes in short-term debt, net	(123.2)	(68.7)
Proceeds from long-term debt	1,239.3	16.0
Repayments of long-term debt	(1,216.0)	(0.7)
Redemption premium on early extinguishment of debt	(9.2)	—
Deferred financing costs	(53.9)	—
Purchases of treasury stock	—	(95.0)
Other, net	(4.3)	(5.2)

Net cash used for financing activities	(181.8)	(168.4)
Effect of exchange rate changes on cash and cash equivalents	7.2	(1.6)

Increase (decrease) in cash and cash equivalents	179.7	(18.2)
Cash and cash equivalents at beginning of period	61.8	119.9

Cash and cash equivalents at end of period	$241.5	$101.7

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ended December 31, 2009.

Certain minor reclassifications have been made to the prior year data to conform to the current year presentation, which had no effect on net earnings reported for any period.

We evaluated subsequent events through October 28, 2009, the date of financial statement issuance.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements in the financial statements. In February 2008, the FASB issued authoritative guidance that delayed by one year the effective date for applying the guidance for fair value measurements to nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. We adopted the authoritative guidance for fair value measurements for our nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis effective January 1, 2009, which did not have a material impact on our financial statements.

2. Recent Accounting Pronouncements (continued)

In December 2007, the FASB revised the authoritative guidance for business combinations. The guidance retains the underlying concepts of earlier authoritative guidance in that all business combinations are required to be accounted for under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of significant aspects. We adopted the revised authoritative guidance effective January 1, 2009, which did not have a material impact on our financial statements.

In December 2007, the FASB issued authoritative guidance that amends earlier guidance for consolidation procedures for consistency with the requirements of the revised authoritative guidance for business combinations. The guidance also requires noncontrolling interests to be separately presented as a component of equity in the consolidated balance sheet and the amount of net earnings attributable to noncontrolling interests to be included in consolidated net earnings on the face of the income statement. We adopted the accounting provisions of the guidance on a prospective basis effective January 1, 2009. In addition, we adopted the presentation and disclosure requirements of the guidance on a retrospective basis in the first quarter of 2009. Adoption of the guidance did not have a material impact on our financial statements.

In March 2008, the FASB issued authoritative guidance that amends and expands the disclosure requirements of earlier guidance with regard to derivatives and hedging activities. We adopted the guidance effective January 1, 2009. See Note 14.

In December 2008, the FASB issued authoritative guidance to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. The guidance is effective for fiscal years ending after December 15, 2009. We are currently evaluating the effects that the guidance may have on our financial statements.

In April 2009, the FASB issued authoritative guidance that amends earlier guidance by requiring disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. We adopted the guidance and provided the additional required disclosures beginning with our financial statements for the second quarter of 2009.

In April 2009, the FASB issued additional authoritative guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. We adopted the guidance in the second quarter of 2009, which did not have a material impact on our financial statements.

In May 2009, the FASB issued authoritative guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the guidance in the second quarter of 2009, which did not have an impact on our financial statements.

2. Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued authoritative guidance that eliminates the qualifying special purpose entity concept, changes the requirements for derecognizing financial assets and requires enhanced disclosures about transfers of financial assets. The guidance also revises earlier guidance for determining whether an entity is a variable interest entity, requires a new approach for determining who should consolidate a variable interest entity, changes when it is necessary to reassess who should consolidate a variable interest entity, and requires enhanced disclosures related to an enterprise’s involvement in variable interest entities. The guidance is effective for the first annual reporting period that begins after November 15, 2009. We are currently evaluating the effects that the guidance may have on our financial statements.

In June 2009, the FASB issued authoritative guidance that provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. The guidance was effective for interim and annual periods ending after September 15, 2009, and we adopted the guidance in our financial statements for the third quarter of 2009. Adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

In August 2009, the FASB issued authoritative guidance on measuring the fair value of liabilities. The guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to use one or more of the following valuation techniques to measure fair value: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices of similar liabilities or similar liabilities when traded as assets, and (3) an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the entity would pay to transfer the identical liability or would receive to enter into the identical liability. The guidance is effective for the first interim or annual reporting period beginning after its issuance (our fourth quarter of 2009). We are currently evaluating the effects that the guidance may have on our financial statements.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the effects that the guidance may have on our financial statements.

2. Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the effects that the guidance may have on our financial statements.

3. Acquisitions and Divestitures

In March 2009, we acquired the assets of Crossbow Water, a regional high-purity water and water pre-treatment company, for $22.1 million. The purchase agreement provides for up to $21.0 million of additional contingent consideration based upon the achievement of specified revenue targets. On a preliminary basis, the purchase price, including the estimated fair value of the additional contingent consideration, exceeded the fair value of the net tangible assets acquired by $30.3 million, which was allocated to goodwill and other intangible assets. Pro forma financial information has not been presented as the acquisition did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2009.

In September 2008, we completed the sale of our Finishing Technologies surface treatment business to Chemetall Corp., a subsidiary of Rockwood Holdings, Inc. Proceeds from the sale were $74.1 million, net of selling and other cash expenses of $0.9 million, and resulted in a gain of $38.1 million before income taxes. A plant in Jackson, Michigan, dedicated to the Finishing Technologies business, was included in the sale, along with dedicated Finishing Technologies sales, service, marketing, research and supply chain employees. The sale also included products, goodwill, customer relationships and other related assets. On an after-tax basis, the transaction increased diluted earnings per share by 11 cents for the three months and nine months ended September 30, 2008.

4. Debt

Debt consists of the following:

(dollars in millions)	September 30, 2009	December 31, 2008
Short-term
Checks outstanding and bank overdrafts	$8.9	$24.7
Notes payable to banks	42.4	38.5
Current maturities of long-term debt	5.6	30.6

	$56.9	$93.8

Long-term
Securitized trade accounts receivable facility	$—	$98.0
Term loan A, due November 2009	—	30.5
Term loan B, due November 2010	167.0	887.0
Term loan, due May 2016	746.2	—
Senior notes, due November 2011	482.0	942.6
Senior notes, due May 2017	489.8	—
Senior subordinated notes, due November 2013	757.0	742.6
Senior discount notes, due February 2014	462.0	458.9
Other	0.5	0.6

	3,104.5	3,160.2
Less: Current portion	5.6	30.6

	$3,098.9	$3,129.6

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

Borrowings under the New Senior Secured Credit Facilities bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the New Revolving Credit Facility ranges from 2.00% to 3.00% with respect to base rate borrowings and 3.00% to 4.00% with respect to LIBOR or Eurocurrency borrowings depending on our leverage ratio as defined by the revolving credit agreement. The initial margin for the New Revolving Credit Facility is 2.50% with respect to base rate

4. Debt (continued)

borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under the New Term Loan Credit Facility is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings, with a base rate floor of 4.00% and a LIBOR or Eurocurrency floor of 3.00%.

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

The New Senior Secured Credit Facilities and Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends and distributions or repurchase certain capital stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business; and enter into hedging agreements. In addition, the New Senior Secured Credit Facilities and Notes require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a senior secured leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at September 30, 2009.

4. Debt (continued)

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

5. Equity

Equity consists of the following:

(dollars in millions, except per share amounts)	September 30, 2009	December 31, 2008
Nalco Holding Company shareholders’ equity:
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.0l per share; authorized 500,000,000 shares; 147,730,531 and 146,764,030 shares issued at September 30, 2009 and December 31, 2008, respectively	1.4	1.4
Additional paid-in capital	773.6	764.5
Treasury stock, at cost; 9,535,943 shares at September 30, 2009 and December 31, 2008	(211.3)	(211.3)
Accumulated deficit	(261.5)	(268.8)
Accumulated other comprehensive income:
Net prior service credit	12.3	14.8
Net actuarial gain (loss)	(25.3)	15.3
Derivatives	(0.4)	(0.6)
Currency translation adjustments	188.5	78.0

	175.1	107.5

Nalco Holding Company shareholders’ equity	477.3	393.3
Noncontrolling interests	20.1	19.4

Total equity	$497.4	$412.7

In November 2004, a warrant to purchase, for $0.01 per share, up to 6,191,854 shares of Nalco Holding Company common stock was issued as part of a dividend to Nalco LLC, our sole stockholder on the record date of the dividend. At December 31, 2008, up to

5. Equity (continued)

1,414,399 shares of Nalco Holding Company common stock could be purchased by Nalco LLC under the warrant. Nalco LLC exercised warrants to acquire 625,299 shares of common stock during the nine months ended September 30, 2009, and agreed to terminate and waive all of its remaining rights under the warrant. Accordingly, the warrant for the remaining 789,100 shares was cancelled.

In July 2007, our Board of Directors authorized a $300 million share repurchase program and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. As of December 31, 2008, we had repurchased 9,535,943 shares at a cost of $211.3 million. No additional shares were repurchased during the nine months ended September 30, 2009.

6. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost and the cost of other postretirement benefits for the three months and nine months ended September 30, 2009 and 2008 were as follows:

	Pension Benefits
(dollars in millions)	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Service cost	$5.3	$6.4	$15.9	$19.5
Interest cost	11.1	12.0	32.8	36.4
Expected return on plan assets	(9.5)	(9.2)	(28.2)	(28.1)
Prior service (credit)	(0.6)	(0.6)	(1.7)	(1.7)
Net actuarial (gain) loss	(0.6)	0.1	(1.7)	0.3
Settlements	20.6	—	21.6	—

Net periodic cost	$26.3	$8.7	$38.7	$26.4

	Other Postretirement Benefits
(dollars in millions)	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Service cost	$0.9	$1.0	$2.7	$3.2
Interest cost	2.3	2.3	6.8	6.7
Prior service (credit)	(0.6)	(1.2)	(2.5)	(3.6)
Net actuarial (gain)	(1.2)	(0.6)	(2.9)	(1.9)

Net periodic cost	$1.4	$1.5	$4.1	$4.4

The principal U.S. defined benefit pension plan provides terminating participants with an option to receive their pension benefits in the form of lump sum payments. Authoritative guidance for pension accounting requires settlement accounting if lump sum payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. During the three months ended September 30, 2009, a number of terminating participants received lump sum benefit payments, and the settlement accounting requirement was triggered, resulting in a $20.6 million settlement loss in the period.

6. Pension and Other Postretirement Benefit Plans (continued)

We now expect to contribute approximately $70.5 million to our pension plans in 2009 compared to the $102.1 million we had expected to contribute as of December 31, 2008. The decrease is attributable to a $35.0 million reduction in expected contributions to the principal U.S. pension plan.

Effective January 1, 2010, participants in the U.S. and U.K. defined benefit pension plans will no longer earn service credit, and the net periodic pension cost for those plans will no longer have a service cost component.

7. Restructuring Expenses

We continuously redesign and optimize our business and work processes, and restructure our organization accordingly. Restructuring expenses were $2.7 million and $46.9 million for the three months and nine months ended September 30, 2009. During the nine months ended September 30, 2009, plans were approved to set a lower cost base through restructuring actions, primarily in Europe. As a result, we recognized $26.7 million in charges for employee severance and related costs, reflecting a reduction in force of approximately 300 positions begun during the second quarter of 2009. In addition, certain long-lived assets held and used were written down to their estimated fair value, resulting in an impairment loss of $20.2 million. The fair value of the assets was measured using a combination of market participant inputs and internal cash flow estimates (i.e., Level 3 in the fair value hierarchy established by authoritative guidance issued by the FASB for fair value measurements).

A restructuring accrual of $36.6 million as of September 30, 2009 was included in other current liabilities on the condensed consolidated balance sheet. All restructuring-related payments in the first nine months of 2009 were funded with cash from operations. We expect that future payments also will be funded with cash from operations. Activity in the restructuring accrual for the nine months ended September 30, 2009 is summarized as follows:

(dollars in millions)	Severance, Termination Benefits and Other	Asset Impairments and Disposals	Total
Balance as of December 31, 2008	$28.2	$—	$28.2
Charges to restructuring expense	26.7	20.2	46.9
Cash payments	(20.4)	—	(20.4)
Asset writedowns and disposals	—	(20.2)	(20.2)
Currency translation adjustments	2.1	—	2.1

Balance as of September 30, 2009	$36.6	$—	$36.6

Restructuring expenses, representing mostly employee severance and related costs, were $10.4 million and $12.8 million for the three months and nine months ended September 30, 2008.

8. Summary of Other Income (Expense), Net

The components of other income (expense), net for the three months and nine months ended September 30, 2009 and 2008, include the following:

(dollars in millions)	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Loss on early extinguishment of debt	$—	$—	$(16.4)	$—
Franchise taxes	(0.4)	(0.4)	(0.5)	(1.7)
Equity in earnings of unconsolidated subsidiaries	0.9	0.3	1.5	1.2
Foreign currency exchange adjustments	(0.8)	(3.0)	1.2	(8.4)
Other	(0.4)	(2.0)	2.0	(3.5)

Other income (expense), net	$(0.7)	$(5.1)	$(12.2)	$(12.4)

9. Income Taxes

The income tax provision consists of the following items:

(dollars in millions)	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
U.S. statutory tax rate – 35%	$18.9	$36.0	$21.4	$70.6
Foreign tax credits	(5.0)	(2.7)	(9.9)	(42.8)
Valuation allowances	4.3	3.6	12.7	24.0
Divestiture gain	—	9.9	—	9.9
Other	6.2	(2.9)	10.0	4.7

Income tax provision	$24.4	$43.9	$34.2	$66.4

The income tax provision for the three months and nine months ended September 30, 2009, was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that were created due to losses incurred in the periods. Restructuring expense accruals during the second quarter were a significant cause of the losses on a year-to-date basis.

In addition to the valuation allowances, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences contributed to the difference from the 35% U.S. statutory rate.

For the three months ended September 30, 2008, our income tax provision was unfavorably impacted by the incremental tax on the gain from divesting the Finishing Technologies surface treatment business. For the nine months ended September 30, 2008, our tax provision also included the favorable impact of releasing existing valuation allowances for U.S. foreign tax credits and the unfavorable impact of establishing valuation allowances on our U.K. deferred tax assets due to cumulative U.K. losses.

10. Comprehensive Income

Total comprehensive income (loss) and its components, net of related tax, for the three months and nine months ended September 30, 2009 and 2008, were as follows:

(dollars in millions)	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Net earnings	$29.5	$58.8	$26.9	$135.3
Other comprehensive income (loss), net of income taxes:
Derivatives	0.5	0.8	0.2	2.1
Net actuarial (loss) arising during the period	(50.7)	—	(50.7)	—
Amortization of net prior service credit	(0.8)	(1.1)	(2.5)	(3.4)
Amortization of net actuarial (gain) loss	11.6	(0.5)	10.1	(1.6)
Foreign currency translation adjustments	43.2	(149.5)	111.0	(95.3)

Comprehensive income (loss)	33.3	(91.5)	95.0	37.1
Less: Comprehensive income attributable to noncontrolling interests	2.8	0.8	5.4	5.2

Comprehensive income (loss) attributable to Nalco Holding Company	$30.5	$(92.3)	$89.6	$31.9

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

Also, beginning with the three months ended June 30, 2009, we began reporting Other segment results related to the Water Services, Paper Services and Energy Services segments with those segments. This former segment included supply chain activities,

11. Segment Information (continued)

standard cost variances, and certain other operating expenses. Amounts for prior periods have been restated to conform with these changes.

We evaluate the performance of our segments based on “direct contribution”, which is defined as net sales, less cost of product sold, selling and service expenses, marketing expenses and research expenses directly attributable to each segment. There are no intersegment revenues.

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Water Services	$432.9	$515.3	$1,210.7	$1,465.6
Paper Services	171.0	203.3	485.6	606.6
Energy Services	353.1	396.9	1,042.2	1,109.3

Net sales	$957.0	$1,115.5	$2,738.5	$3,181.5

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes:

(dollars in millions)	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Segment direct contribution:
Water Services	$97.1	$103.2	$228.5	$272.8
Paper Services	34.5	26.5	77.7	80.5
Energy Services	81.6	77.5	229.6	225.3

Total segment direct contribution	213.2	207.2	535.8	578.6

Expenses not allocated to segments:
Administrative expenses	79.0	51.7	194.0	157.4
Amortization of intangible assets	12.3	14.0	35.6	43.5
Restructuring expenses	2.7	10.4	46.9	12.8
Gain on divestiture	—	(38.1)	—	(38.1)

Operating earnings	119.2	169.2	259.3	403.0

Other income (expense), net	(0.7)	(5.1)	(12.2)	(12.4)
Interest income	0.8	2.3	2.9	6.8
Interest expense	(65.4)	(63.7)	(188.9)	(195.7)

Earnings before income taxes	$53.9	$102.7	$61.1	$201.7

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans. For the three months and nine months ended September 30, 2009, administrative expenses also include the $20.6 million settlement loss attributable to the principal U.S. defined benefit pension plan. (See Note 6.)

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

Basic and diluted earnings per share were calculated as follows:

(in millions)	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Numerator for basic and diluted earnings per share attributable to Nalco Holding Company common shareholders:
Net earnings attributable to Nalco Holding Company	$28.0	$57.4	$22.0	$130.8

Denominator for basic earnings per share attributable to Nalco Holding Company common shareholders — weighted average common shares outstanding	138.2	139.9	138.2	141.1
Effect of dilutive securities:
Stock purchase warrant	—	0.6	—	0.6
Share-based compensation plans	0.5	0.2	0.3	0.2

Denominator for diluted earnings per share attributable to Nalco Holding Company common shareholders	138.7	140.7	138.5	141.9

There were 0.8 million shares and 0.6 million shares potentially issuable under share-based compensation plans at September 30, 2009 and 2008, respectively, that were excluded from our diluted earnings per share computation, as the effect of including such shares would be anti-dilutive.

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

13. Contingencies and Litigation (continued)

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

Our undiscounted reserves for known environmental clean up costs were $2.2 million at September 30, 2009. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

Expenditures for the nine months ended September 30, 2009, relating to environmental compliance and clean up activities, were not significant.

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

The carrying value of euro-denominated debt designated as a net investment hedge was $584.0 million at September 30, 2009. The loss from the net investment hedge was $17.0 million, net of taxes of $10.4 million, for the nine months ended September 30, 2009, which was reported as a component of other comprehensive income in the foreign currency translation adjustment account.

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in earnings during the nine months ended September 30, 2009.

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

14. Financial Instruments (continued)

As of September 30, 2009, the maximum length of time over which we are hedging exposures to the variability of cash flows is three months. We expect to reclassify $0.7 million of pretax losses in accumulated other comprehensive income at September 30, 2009 to earnings within that period, when the hedged transactions affect earnings. No cash flow hedges were discontinued during the nine months ended September 30, 2009.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. No derivative instruments were designated as a fair value hedge at September 30, 2009.

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

Derivative instruments are not held or issued for trading or speculative purposes.

The notional amounts of derivative instruments outstanding as of September 30, 2009 were as follows:

(dollars in millions)	Notional Amount
Derivatives designated as hedges:
Foreign exchange contracts	$—
Commodity contracts	1.6

Total derivatives designated as hedges	1.6
Derivatives not designated as hedges:
Foreign exchange contracts	39.1

Total derivatives	$40.7

14. Financial Instruments (continued)

The fair value and balance sheet presentation of derivative instruments as of September 30, 2009 were as follows:

(dollars in millions)	Balance Sheet Location	Fair Value
Asset derivatives:
Derivatives designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	$—
Derivatives not designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	0.4

Total asset derivatives		$0.4

Liability derivatives:
Derivatives designated as hedges:
Commodity contracts	Other current liabilities	$0.7
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	0.2

Total liability derivatives		$0.9

Gains and losses on derivative instruments for the nine months ended September 30, 2009 were as follows:

(dollars in millions)	Gain (Loss) Recognized in AOCI [1] (Effective Portion)	Statement of Operations Classification	Gain (Loss) Recognized in Income [2]
Derivatives designated as hedges:
Cash flow hedges:
Commodity contracts	$(1.6)	Cost of product sold	$(4.0)
Foreign exchange contracts	—	Other income (expense), net	2.0
Net investment hedges:
Euro-denominated debt	(27.4)	N/A

Total derivatives designated as hedges	(29.0)		(2.0)
Derivatives not designated as hedges:
Foreign exchange contracts	—	Other income (expense), net	(2.3)

Total derivatives	$(29.0)		$(4.3)

1	Accumulated other comprehensive income

2	For derivatives designated as cash flow hedges, amounts represent the effective portion of the gains (losses) reclassified from AOCI; also includes immaterial amounts of hedge ineffectiveness.

15. Fair Value Measurements

Authoritative guidance issued by the FASB defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

15. Fair Value Measurements (continued)

Level 1 –	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 –	Observable inputs other than quoted prices in active markets.

Level 3 –	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

(dollars in millions)	Balance September 30, 2009	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$0.4	$—	$0.4	$—

Liabilities:
Foreign exchange forward contracts	$0.2	$—	$0.2	$—
Natural gas forward contracts	0.7	—	0.7	—

	$0.9	$—	$0.9	$—

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Natural gas forward contracts are valued using NYMEX futures prices for natural gas at the reporting date.

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate their fair values at September 30, 2009 and December 31, 2008, because of the short-term maturities and nature of these balances.

The estimated fair value of long-term debt at September 30, 2009 and December 31, 2008 was $3,171.2 million and $2,773.9 million, respectively, and the related carrying value was $3,098.9 million and $3,129.6 million, respectively. The fair value of our senior notes, senior subordinated notes and senior discount notes was estimated based on their quoted market prices. The carrying value of amounts outstanding under our senior secured credit facilities is considered to approximate fair value because interest accrues at rates that fluctuate with interest rate trends. The carrying value of other long-term debt outstanding also approximates fair value due to the variable nature of their interest rates.

16. Guarantees

No significant guarantees were outstanding at September 30, 2009, other than subsidiary-related performance guarantees.

We had $17.1 million of letters of credit outstanding at September 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Key financial highlights for the third quarter 2009 include:

•

A 9.9% organic decline in sales accounted for the majority of a 14.2% nominal decrease in third quarter 2009 revenues to $957.0 million from $1,115.5 million reported a year ago. We define organic changes as nominal, or actual, changes less the impacts of foreign currency translation rate changes and acquisitions and divestitures. Unfavorable changes in currency translation rates reduced sales 3.5%, and net acquisitions/divestitures accounted for the remaining 0.8% sales decrease.

•

In the third quarter of 2009, we generated $31 million in cost savings toward our 2009 productivity goal of $100 million. We have achieved $84 million in net savings during the first nine months of 2009.

•

The effective income tax rate was 45.3% on $53.9 million of earnings before income taxes for the third quarter of 2009. The rate was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that resulted from losses in certain jurisdictions during the period. The effective income tax rate was 42.7% for the year-ago quarter due in large part to the incremental tax on the gain from the sale of the Finishing Technologies surface treatment business. See Note 9 to the condensed consolidated financial statements, included in Part I, Item 1, for an analysis of the differences between the U.S. statutory federal tax rate and the effective income tax rate.

•	Third quarter 2009 diluted earnings per share (EPS) attributable to Nalco Holding Company common shareholders was 20 cents compared to diluted EPS of 41 cents for the third quarter of 2008.

A pension settlement loss, net of income taxes, negatively affected diluted EPS by 9 cents in the third quarter of 2009, while the Finishing Technologies divestiture gain, net of income taxes, boosted EPS by 11 cents in the third quarter of 2008. Restructuring expenses, net of income taxes, reduced EPS by 2 cents and 6 cents in the third quarter 2009 and 2008, respectively.

•

EBITDA was $166.8 million for the third quarter of 2009, a $43.8 million decrease from year-ago EBITDA of $210.6 million. Third quarter 2009 EBITDA was reduced by a $20.6 pension settlement loss, while third quarter 2008 EBITDA was increased by a $38.1 million divestiture gain, which more than accounted for the decline. EBITDA is reconciled to net earnings attributable to Nalco Holding Company as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(dollars in millions)	Three Months ended September 30, 2009	Three Months ended September 30, 2008
Net earnings attributable to Nalco Holding Company	$28.0	$57.4
Income tax provision	24.4	43.9
Interest expense, net of interest income	64.6	61.4
Depreciation	37.5	33.9
Amortization	12.3	14.0

EBITDA	$166.8	$210.6

•

Free Cash Flow, defined as cash from operating activities less capital expenditures and net earnings attributable to noncontrolling interests, was $133.8 million in the third quarter of 2009, an improvement of $105.5 million from Free Cash Flow of $28.3 million in the year-ago period. The increase resulted mostly from changes in working capital, particularly reductions in accounts receivable and inventory.

Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Three Months ended September 30, 2009	Three Months ended September 30, 2008
Net cash provided by operating activities	$165.0	$67.6
Net earnings attributable to noncontrolling interests	(1.5)	(1.4)
Additions to property, plant, and equipment, net	(29.7)	(37.9)

Free cash flow	$133.8	$28.3

We plan to utilize a portion of the Free Cash Flow generated in the third quarter and first half of 2009 to pay down debt during the fourth quarter.

Results of Operations – Consolidated

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008

Net sales for the three months ended September 30, 2009 were $957.0 million, a 14.2% decrease from the $1,115.5 million reported for the quarter ended September 30, 2008. Changes in foreign currency translation rates reduced sales 3.5% while the net impact of acquisitions and divestitures accounted for an additional 0.8% decrease. Organic sales, which exclude the impact of these items, declined 9.9%.

Regionally, Asia/Pacific and Latin America have been the least impacted by the global economic downturn, with organic sales decreasing 2.2% and 3.0%, respectively, during the third quarter of 2009, while sales in North America and Europe, Africa and Middle East (EAME) declined 12.6% and 11.9%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profit, defined as the difference between net sales and cost of product sold, of $452.7 million for the quarter ended September 30, 2009 decreased by $21.3 million, or 4.5%, from the $474.0 million for the year-ago period. On an organic basis, gross profit actually increased by 0.4%, despite the 9.9% decline in organic sales, as gross profit margins improved to 47.3% for the three months ended September 30, 2009 compared to 42.5% for the three months ended September 30, 2008.

Selling, administrative, and research expenses for the three months ended September 30, 2009 of $318.5 million were flat compared to the year-ago period. On an organic basis, selling, administrative, and research expenses increased $12.6 million, or 4.0%, as the savings from efficiency and productivity improvement initiatives were more than offset by a $20.6 million pension settlement loss.

Amortization of intangible assets was $12.3 million and $14.0 million for the three months ended September 30, 2009 and 2008, respectively. The decrease was mainly attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Restructuring expenses were $2.7 million and $10.4 million for the three months ended September 30, 2009 and September 30, 2008, respectively, representing mostly employee severance and related costs, as part of the continuing redesign and optimization of business and work processes.

Other income (expense), net changed favorably by $4.4 million for the three months ended September 30, 2009 compared to the year-ago period, driven primarily by a favorable change in foreign currency transaction gains and losses of $2.2 million.

Net interest expense, defined as the combination of interest income and interest expense, of $64.6 million for the three months ended September 30, 2009 grew by $3.2 million from the $61.4 million reported for the three months ended September 30, 2008. The increase was mostly attributable to reduced interest income, higher interest rates on our variable rate debt, and higher interest expense on our senior discount notes.

The income tax provision for the three months ended September 30, 2009, was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that were created due to losses incurred in the period. Our effective income tax rate was 45.3% on $53.9 million of earnings before income taxes for the three months ended September 30, 2009. See Note 9 to the condensed consolidated financial statements, included in Part I, Item 1, for an analysis of the differences between the U.S. statutory federal tax rate and the effective income tax rate.

For the three months ended September 30, 2008, our effective income tax rate was 42.7%, primarily because of incremental taxes on the gain from the divestiture of the Finishing Technologies surface treatment business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Both periods were also impacted by foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences.

Net earnings attributable to noncontrolling interests of $1.5 million for the three months ended September 30, 2009 was $0.1 million higher than the $1.4 million reported in the year-ago period.

Nine Months ended September 30, 2009 Compared to the Nine Months ended September 30, 2008

Net sales for the nine months ended September 30, 2009 were $2,738.5 million, a 13.9% decrease from the $3,181.5 million reported for the nine months ended September 30, 2008. On an organic basis, net sales were down 6.7%. On a geographic basis, sales in Latin America were up 3.4% organically, while EAME, North America and Asia/Pacific reported organic declines of 10.2%, 7.9% and 3.2%, respectively.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,243.8 million for the nine months ended September 30, 2009 decreased by $138.1 million, or 10.0%, from the $1,381.9 million for the nine months ended September 30, 2008. On an organic basis, gross profit decreased by 2.6%. Most of the decline was attributable to lower sales volumes as gross profit margin for the nine months ended September 30, 2009 was 45.4% compared to 43.4% for the year-ago period.

Selling, administrative, and research expenses for the nine months ended September 30, 2009 of $902.0 million decreased $58.7 million, or 6.1%, from $960.7 million for the nine months ended September 30, 2008. Changes in foreign currency translation rates accounted for the decrease. On an organic basis, selling, administrative, and research expenses grew $10.0 million or 1.0% as cost reduction and efficiencies achieved were offset by pension settlement charges of $21.6 million and investments to expand in higher growth geographies and markets, as well as consulting costs to assist us with elements of our productivity initiatives.

Amortization of intangible assets was $35.6 million and $43.5 million for the nine months ended September 30, 2009 and 2008, respectively, due primarily to lower amortization of customer relationships, which are amortized using an accelerated method.

Restructuring expenses were $46.9 million and $12.8 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. In addition to employee severance and related costs associated with the continuing redesign and optimization of business and work processes, the 2009 amount includes $20.2 million of asset impairment charges associated with several planned plant closings to move to a more optimal manufacturing footprint.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense), net was a net expense of $12.2 million and $12.4 million for the nine months ended September 30, 2009 and 2008, respectively. A favorable change in foreign currency transaction gains and losses of $9.6 million and other favorable period-over-period changes were nearly offset by the 2009 debt extinguishment loss of $16.4 million.

Net interest expense, defined as the combination of interest income and interest expense, of $186.0 million for the nine months ended September 30, 2009 decreased by $2.9 million from the $188.9 million reported for the nine months ended September 30, 2008. Lower interest rates on our variable rate debt earlier in 2009 and a slightly lower average debt level caused most of the change.

The income tax provision for the nine months ended September 30, 2009, was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that were created due to losses incurred in the period. Restructuring expenses, primarily in Europe, were a significant cause of the losses. The effective tax rate was 56.0% on $61.1 million of earnings before income taxes for the nine months ended September 30, 2009. See Note 9 to the condensed consolidated financial statements, included in Part I, Item 1, for an analysis of the differences between the U.S. statutory federal tax rate and the effective income tax rate.

For the nine months ended September 30, 2008, our effective rate was 32.9%. The favorable impact of releasing valuation allowances for U.S. foreign tax credits was greater than the combined unfavorable impact of recognizing valuation allowances on the U.K. deferred tax assets and the incremental taxes on the gain from the divestiture of the Finishing Technologies surface treatment business.

Both periods were also impacted by foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences.

Net earnings attributable to noncontrolling interests were $4.9 million and $4.5 million for the nine months ended September 30, 2009 and 2008, respectively. The impact of higher earnings by our subsidiary in Saudi Arabia drove the change.

Results of Operations – Segment Reporting

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008

Net sales by reportable segment for the three months ended September 30, 2009 and September 30, 2008 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2009	September 30, 2008	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$432.9	$515.3	(16.0)%	(4.4)%	(1.8)%	(9.8)%
Paper Services	171.0	203.3	(16.0)%	(2.6)%	—	(13.4)%
Energy Services	353.1	396.9	(11.0)%	(2.9)%	0.1%	(8.2)%

Net sales	$957.0	$1,115.5	(14.2)%	(3.5)%	(0.8)%	(9.9)%

Water Services reported sales of $432.9 million for the quarter ended September 30, 2009, a 16.0% decrease from the $515.3 million for the year-ago-period. Movement in foreign exchange rates reduced sales 4.4%, while the 1.8% decrease in sales from acquisitions/divestitures was attributable to the divestiture of our Finishing Technologies surface treatment business in September 2008, offset partly by our Crossbow acquisition in March 2009. Sales declined 9.8% organically, reflecting the global economic downturn significantly within the primary metals, global mining, and manufacturing businesses, as well as the emerging markets. All regions have been affected, with the most significant percentage organic decline in North America with an organic decrease of 12.6%, followed by EAME, Latin America and Asia/Pacific, with 11.1%, 6.9%, and 2.2% decreases, respectively.

Paper Services reported sales of $171.0 million for the three months ended September 30, 2009, a 16.0% decrease from the $203.3 million reported for the third quarter of 2008. Sales decreased 13.4% organically, a lower decline than reported in both prior quarters of 2009. Latin America continues to achieve organic growth, increasing 4.9%. North America, EAME, and Asia/Pacific reported organic decreases of 16.7%, 16.5%, and 7.1%, respectively.

Energy Services reported sales of $353.1 million for the three months ended September 30, 2009, an 11.0% decline from the $396.9 million for the quarter ended September 30, 2008. Sales were reduced 2.9% by unfavorable foreign currency movements, and declined 8.2% organically, driven by a 44.1% organic decrease in our Adomite drilling-related business, consistent with the drop in drilling rig activity. Regionally, EAME and North America reported comparable organic declines of 11.1% and 10.6%, respectively. Latin America and Asia/Pacific each reported a modest change from the year-ago quarter, with a 1.2% organic decrease and a 1.2% organic increase, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Direct contribution by reportable segment for the three months ended September 30, 2009 and September 30, 2008 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2009	September 30, 2008	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$97.1	$103.2	(5.9)%	(6.3)%	(1.5)%	1.9%
Paper Services	34.5	26.5	30.2%	(4.4)%	—	34.6%
Energy Services	81.6	77.5	5.3%	(3.7)%	(0.3)%	9.3%

Direct contribution of Water Services was $97.1 million for the three months ended September 30, 2009, a 5.9% decline from the $103.2 million reported for the three months ended September 30, 2008. Organically, direct contribution increased 1.9%, as lower operating expenses and productivity savings offset the decline in gross profit resulting from lower sales. The 1.5% decrease in direct contribution from acquisitions/divestitures was mostly attributable to the September 2008 sale of our Finishing Technologies surface treatment business.

Paper Services reported direct contribution of $34.5 million for the three months ended September 30, 2009, a 30.2% increase from the direct contribution of $26.5 million reported for the third quarter of 2008. Organically, direct contribution was up 34.6%, despite a 13.4% organic sales decrease, due to earlier reorganization activities and continued productivity savings, which improved the direct contribution margin to 20.2% of sales for the three months ended September 30, 2009, compared to 13.0% for the three months ended September 30, 2008.

Energy Services reported direct contribution of $81.6 million for the three months ended September 30, 2009, compared to $77.5 million for the year-ago period. Organically, direct contribution improved 9.3% as a result of productivity savings that outpaced the organic sales decline.

Nine Months ended September 30, 2009 Compared to the Nine Months ended September 30, 2008

Net sales by reportable segment for the nine months ended September 30, 2009 and September 30, 2008 may be compared as follows:

	Nine Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2009	September 30, 2008	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$1,210.7	$1,465.6	(17.4)%	(7.2)%	(2.3)%	(7.9)%
Paper Services	485.6	606.6	(20.0)%	(5.0)%	—	(15.0)%
Energy Services	1,042.2	1,109.3	(6.0)%	(5.5)%	0.2%	(0.7)%

Net sales	$2,738.5	$3,181.5	(13.9)%	(6.2)%	(1.0)%	(6.7)%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Water Services reported sales of $1,210.7 million for the nine months ended September 30, 2009, a 17.4% decrease from the $1,465.6 million for the year-ago-period. Sales declined 7.9% organically, with the mining, manufacturing, metals and colloidal technologies businesses reporting some of the most significant decreases. While Latin America has been less affected to-date by the global economic downturn, it reported a 1.7% organic decrease, followed by Asia/Pacific, North America, and EAME with a 4.9%, 8.4%, and 10.5% decrease, respectively. The 2.3% decrease in sales from acquisitions/divestitures was attributable to the divestiture of our Finishing Technologies surface treatment business in September 2008, partly offset by the Crossbow acquisition in March 2009.

Paper Services reported sales of $485.6 million for the nine months ended September 30, 2009, a 20.0% decrease from the $606.6 million reported for the first nine months of 2008. Sales decreased 15.0% organically, reflecting the continued difficult conditions in the industry. While Latin America continued to grow with a 5.1% organic increase, in EAME, the organic decrease was 21.3%, followed by a 16.9% decline in North America and an 8.8% decrease in Asia/Pacific.

Energy Services reported sales of $1,042.2 million for the nine months ended September 30, 2009, a 6.0% decline from the $1,109.3 million for the nine months ended September 30, 2008. Organically, sales were nearly flat, with a 0.7% organic decrease resulting from a 37.4% drop in our Adomite business, which tempered the organic growth in our Upstream oilfield business. Regionally, organic increases continue to be led by Latin America, with a 9.4% organic improvement, and an increase of 3.4% in Asia/Pacific. North America was down 3.0% organically from the year-ago period as a result of lower Adomite sales driven down by the drop in drilling rig activity in the region, followed by a 1.9% organic decrease in EAME.

Direct contribution by reportable segment for the nine months ended September 30, 2009 and September 30, 2008 may be compared as follows:

	Nine Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2009	September 30, 2008	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$228.5	$272.8	(16.2)%	(7.2)%	(2.0)%	(7.0)%
Paper Services	77.7	80.5	(3.6)%	(6.8)%	—	3.2%
Energy Services	229.6	225.3	1.9%	(5.8)%	(0.4)%	8.1%

Direct contribution of Water Services was $228.5 million for the nine months ended September 30, 2009, a 16.2% decline from the $272.8 million reported for the nine months ended September 30, 2008. Organically, direct contribution decreased 7.0%, as the impact of lower sales volumes more than offset productivity savings and cost controls. The 2.0% decrease in direct contribution from acquisitions/divestitures was mostly attributable to the September 2008 sale of the Finishing Technologies surface treatment business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Paper Services reported direct contribution of $77.7 million for the nine months ended September 30, 2009, a 3.6% decrease from the direct contribution of $80.5 million reported for the first nine months of 2008. Organically, direct contribution grew 3.2%, reflecting the positive results of organizational changes, productivity savings and cost controls, which more than offset the organic sales decrease.

Energy Services marginally improved its level of direct contribution, reporting $229.6 million for the nine months ended September 30, 2009, compared to $225.3 million for the year-ago period. Organically, direct contribution grew 8.1% for the first nine months of 2009, despite a slight decline in organic sales, as a result of cost controls and productivity savings.

Liquidity and Capital Resources

Operating activities. Historically, our main source of liquidity has been our cash flow generated by operating activities. For the nine months ended September 30, 2009, cash provided by operating activities was $450.1 million, an increase of $248.8 million over the $201.3 million for the same period last year. The increase was mostly the result of reductions in accounts receivable and inventories.

Investing activities. Cash used for investing activities was $95.8 million for the nine months ended September 30, 2009, which was mostly the result of business acquisitions of $23.7 million and net property additions of $70.8 million. In March 2009, we acquired the assets and business of Crossbow Water, a regional high-purity water and water pre-treatment services company, for $22.1 million.

Cash used for investing activities was $49.5 million for the nine months ended September 30, 2008, which was mostly the result of net property additions of $99.8 million and business acquisitions of $16.2 million. These investments were partly offset by $74.1 million in net proceeds from the divestiture of our Finishing Technologies surface treatment business.

Financing activities. A net decrease in borrowings of $99.9 million, mainly comprised of the repayment of all borrowings under an accounts receivable securitization facility, accounted for more than half of the $181.8 million of cash used for financing activities during the nine months ended September 30, 2009. As a result of a debt refinancing, we paid $53.9 million of costs to obtain the new debt and a $9.2 million redemption premium to redeem $475.0 million of senior notes due 2011. Cash dividends of $14.5 million were the other significant cash outflows during the period.

Net cash used for financing activities totaled $168.4 million during the nine months ended September 30, 2008, which was mostly attributable to a net decrease in borrowings of $53.4 million, $95.0 million of share repurchases and $14.8 million of cash dividends.

Our liquidity requirements are significant, primarily due to debt service requirements, as well as research and development and capital investment. As of September 30, 2009, we had $250 million of borrowing capacity available under a revolving credit facility (excluding $17.1 million of outstanding standby letters of credit), subject to certain conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt refinancing. On May 13, 2009, Nalco Company, an indirect subsidiary of Nalco Holding Company, entered into new senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a revolving credit facility expiring in May 2014 (the “New Revolving Credit Facility”) and a $750.0 million term loan facility expiring in May 2016 (the “New Term Loan Credit Facility”). The term loans under the New Term Loan Credit Facility are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on May 13, 2016. The terms of the New Term Loan Credit Facility also allow us to make additional term loan borrowings of up to $250.0 million in the future on terms to be agreed with future lenders. The New Revolving Credit Facility provides for borrowings of up to $250.0 million and replaces the former $250.0 million revolving credit facility that would have otherwise expired on November 4, 2009. The U.S. dollar equivalent of $150.0 million under the New Revolving Credit Facility can be used, subject to certain collateral obligations, for borrowings by Nalco Company and certain non-U.S. subsidiaries in euros, pounds sterling and other currencies to be agreed. At September 30, 2009, no borrowings were outstanding under the New Revolving Credit Facility.

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

The New Senior Secured Credit Facilities and Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends and distributions or repurchase certain capital stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business; and enter into hedging agreements. In addition, the New Senior Secured Credit Facilities and Notes require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a senior secured leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at September 30, 2009.

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

At September 30, 2009, the outstanding balance of the term loan B facility was $167.0 million. Borrowings under the term loan B facility bear interest at a floating base rate plus an applicable margin.

The senior credit facilities that were entered into in November 2003 contain a number of covenants that, among other things, require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at September 30, 2009.

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

After the partial redemption, the aggregate principal amount at maturity of the notes declined to $460.8 million. Prior to February 1, 2009, interest accrued on the notes in the form of an increase in the accreted value of such notes. The accreted value of each note increased from the date of issuance until February 1, 2009 at a rate of 9.0% per annum, reflecting the accrual of non-cash interest, such that the accreted value equals the principal amount at maturity of $460.8 million. Cash interest payments on the notes became due and payable beginning in August 2009.

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

Local lines of credit. Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of September 30, 2009, the aggregate outstanding balance under these local lines of credit was approximately $51.8 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility. Nalco Company entered into a three-year receivables facility on June 22, 2007 that provides up to $160 million in funding from a commercial paper conduit sponsored by Bank of America, N.A., one of the lenders under Nalco Company’s senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

Availability of funding under the receivables facility in a given month depends primarily upon the outstanding trade accounts receivable balance at the end of the previous month. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. As of September 30, 2009, we had no outstanding borrowings under this facility, although there was $132.0 million of available funding based on the amount of receivables eligible for financing as of August 31, 2009.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended September 30, 2009 (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “ believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

Direct contribution, EBITDA, and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Direct contribution is reconciled to consolidated earnings before income taxes in Note 11 of our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The most direct comparable GAAP financial measures of each non-GAAP financial measure, as well as the reconciliation between each non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures above. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2008.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: October 28, 2009