Form 10-K
period 2009-12-31
Nalco Holding CO
filed 2010-02-26
CIK 1298341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☒            Accelerated filer    ☐            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 was $2,289,363,225.

As of January 31, 2010, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 138,314,524 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement (the “Proxy Statement”) for the annual meeting of shareholders to be held April 30, 2010 are incorporated by reference into Part III.

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

3D TRASAR®, ADOMITE®, BrightWater®, Clean n Cor®, Essential Expertise for Water, Energy and AirSM, EXTRA WHITE™, Nalco 360™ , OxiPRO™, PARETO™, PORTA-FEED®, RO TRASAR®, SMART Solutions®, SULFA-CHECK®, SurFlo Certified®, TIORCO®, TRASAR®, ULTIMER®, UltraTreat®, VALUELINE®, VANTAGE®, and certain other products and services named in this document are our registered trademarks and service marks.

Our programs and services are used in water treatment applications to prevent corrosion, contamination and the buildup of harmful deposits and in production processes to enhance process efficiency, extend asset life, improve our customers’ end products, and enhance air quality. We also help our customers reduce energy, water and other natural resource consumption, minimizing environmental releases while improving their bottom line. Together our comprehensive solutions contribute to the sustainable development of customer operations.

Through our sales, service, research and marketing teams of more than 7,000 technically trained professionals, we serve nearly 50,000 customer locations in a broad range of end markets, including aerospace, chemical, pharmaceutical, petroleum, steel, power, food and beverage, medium and light manufacturing, marine and pulp and papermaking industries as well as institutions such as hospitals, universities and hotels. We focus on providing our customers with sustainable, technologically advanced, engineered solutions and services.

We have an established global presence with more than 11,500 employees working in more than 150 countries, supported by a comprehensive network of manufacturing facilities, sales offices and research centers. This global presence provides a competitive advantage by enabling us to offer a high level of service to our local, regional and multinational customers.

Our Competitive Strengths

Our Company has benefited from the following competitive strengths:

Leading Market Positions.    We are the #1 provider of water treatment services to industrial and institutional end markets. We are also a leading provider of integrated water treatment and process improvement services, maintaining the #1 position in the petroleum and petrochemical markets and a #3 position in the pulp and paper market. We believe that our leading positions across our primary markets provide a competitive advantage in retaining existing business and competing for new business. Broader water markets, including additional industrial water application types and the full scope of municipal and agricultural water markets, are estimated by various sources to be several hundred billion dollars in total size.

Diverse Customers and Industries Served.    We provide products and services to nearly 50,000 customer locations around the world, a reduced number from just a few years ago in part due to the impact of the economic recession on customer facility closures, but largely due to Nalco actions to turn over or sell large numbers of low-dollar accounts to distributors, agents or other channels to market.

In 2009, no single customer accounted for more than 4% of our net sales. Our business is also diversified geographically. In 2009, 48% of our net sales were to customer destinations in North America, 26% in Europe, Africa and the Middle East, 10% in Latin America and 16% in the Asia/Pacific region. We believe this diversification helps to lessen the impact of volatility from any one customer, industry or geographic area.

Global Reach.    We have a direct sales and marketing presence in more than 150 countries across six continents. This enables us to provide a high level of service to local, regional and multinational customers. We believe our global presence offers us a competitive advantage to meet the global needs of our multinational customers, which are increasingly seeking single-source suppliers. This positions us to extend our reach to higher growth markets. Our geographic diversity also mitigates the potential impact of volatility in any individual country or region. In 2009, we derived approximately $2,228 million, or 59% of our net sales, from customer destinations outside the United States.

World Class Sales Team.    Through the expertise of our more than 7,000 sales engineers and service technicians, we provide our customers with relevant industry knowledge and experience in order to solve technically challenging and dynamic problems. Our team of experts has significant experience, with more than 40% of our approximately 2,000-person North American sales team having more than ten years of service with our Company. We believe this contributes significantly to the number and strength of relationships with our customers. We also invest heavily in recruiting and continuously training our sales professionals. For example, new hires spend more than half of their first year on training. Sales and marketing expense was $880.2 million, $972.4 million, and $915.1 million for the years 2009, 2008 and 2007, respectively. Of those amounts, approximately 90% represented the cost of our sales force and related expenses during these time periods.

Integrated Technology, Sales and Service.    We combine on-site service, innovative technology and engineering excellence to create value for our customers. Our technical sales professionals identify problems and opportunities at the customer’s plant and our research teams then work to develop effective solutions to these needs, often working jointly with our customers. Many of our customers specify our formulations into their processes and products. This approach has led to over 4,700 unique formulations, the development of more than 1,800 active patents worldwide and a high degree of customer loyalty.

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

Deep Management Team.    Our senior management team consists of professionals with significant experience within our Company and the water treatment and industrial process improvement industry. J. Erik Fyrwald, a veteran of 28 years with E.I. du Pont de Nemours and Company, most recently as Group Vice President of its Agriculture and Nutrition Division, joined Nalco in 2008 as our Chairman,

President and Chief Executive Officer. Bradley J. Bell, former Chief Financial Officer of Rohm and Haas Company, is our Executive Vice President and Chief Financial Officer. Our Energy Services and European divisions are led by Steve M. Taylor and David Johnson, respectively, both long-time Nalco veterans. Additionally, established industry veterans who joined the Company in 2008, David E. Flitman and Eric G. Melin, lead our Water and Process Services and Asia/Pacific divisions, respectively.

Our Business Strategy

We have established a recently modified six-part business strategy designed to focus internal resources on the issues and opportunities with the greatest opportunity to improve our performance for many years to come.

1.    Improve Safety.

Given our exposure to critical processes through a wide range of industrial applications, we put a strong focus on our ability to ensure that we maintain the safety of our customers and our employees. In 2009, we maintained our Total Recordable Incident Rate at top quartile levels, recording 0.56 incidents per 100 workers while making significant gains in reducing total and severe vehicle accident rates. Improving our safety performance remains a critical objective of senior management.

2.    Generate Focused, Profitable Growth.

We have historically experienced sales growth in excess of industrial production growth in our core markets. We are now pursuing a strategy designed to double our sales growth rate to a 6- to 8-percent range as a run rate by the end of 2011 from a historic growth rate of 3 to 4 percent that was calculated as excluding price increases designed to only offset higher raw material costs. The key elements of our sales growth strategy are:

•

Pursue High-Growth Geographies.    We intend to continue to focus on high-growth markets and segments, implementing a “BRIC+” strategy that prioritizes resources — particularly hiring and training sales engineers — to areas with the greatest growth potential. Over the long term, we believe Brazil, Russia, India and China are among the countries offering the highest growth potential. Modernization in those markets is expected to drive water treatment growth at a rate faster than industrial production. China and India were our top growth priorities in 2009, and we added 180 employees in those countries last year. The “+” part of the BRIC+ strategy is focused on markets with emerging or expanding oil and gas production, refining and petrochemical operations, including the Caspian, Middle East and West Africa. During 2009, Steve Taylor, President of Energy Services, relocated to Dubai to help drive success in these regions.

•

Maintain Technological Leadership.    We invest to develop new technologies and products through a focused commitment to technology, research and development. The evolution of our existing products and the development of new technologies have historically allowed us to sustain and enhance the profitability of our business and further penetrate our target markets, including our existing customer base. For example, over the past 15 years we have developed several generations of our TRASAR automated feed and control technology for cooling water treatment programs. We launched the latest generation of this technology, our 3D TRASAR cooling water program, in 2004. In 2007, we extended our reach with this platform by introducing 3D TRASAR Technology for Reverse Osmosis membrane control. In 2009, we further expanded on this breakthrough technology concept by introducing 3D TRASAR Technology for Boilers and the Nalco Corrosion Stress Monitor™ for pre-boiler corrosion control in many industrial markets. Our engineers will continue to work closely with our customers in an effort to identify new product opportunities, jointly develop new technologies and accelerate penetration of this important automation offering.

•

Pursue High-Growth Industry Segments.    While we have shown the ability to exceed market growth rates even in many mature markets through innovative technology and advanced engineering, monitoring and control services, we believe that selecting the right industries on which to focus resources helps us exceed underlying market growth rates. In the late 1990s, we decided to disproportionately invest in research, development and training resources to support fast growth in the deepwater oil production industry. As a result, we continue to exceed our average market share in our overall Energy Services business capture in deepwater and ultra-deepwater (UDW) sectors. In addition to substantial investments in internally developed technology, we continue to pursue technology ventures and acquisitions that expand the expertise we can bring to customers in growing segments. During 2008, we acquired TIORCO, Inc. to add reservoir-engineering expertise to our enhanced oil recovery offering, and GL OneSource to expand our natural gas production maximization offering. We also bought Data Mobility Systems to expand our engineered modeling capabilities to optimize performance of various customer processes and Veranum Tempus Engenharia to expand our indoor climate control capabilities. In 2009, we purchased Crossbow Water, expanding our capabilities in water pre-treatment technologies and services in the Midwest region of the United States.

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

3.    Increase Sales Time.

With more than 7,000 sales engineers and services technicians spread around the world, we must be vigilant in ensuring that our sales teams spend as much of their time as possible in front of customers identifying new performance improvement opportunities, creating solutions and selling new business. During 2009, we launched a Commercial Excellence project designed to free up sales engineers to focus on the best service and sales initiatives — in large part by reducing the amount of time spent on administrative tasks and in non-value-added travel. We began implementation of this project in some parts of the Company in 2009 and will extend this effort fully — with improved performance metrics to ensure that gains are lasting — during 2010.

4.    Continue to Reduce Costs.

Our ongoing comprehensive cost productivity plan yielded savings in 2009 of $122 million, surpassing our increased annual goal of $100 million in savings. In addition, we gained $38 million of one-time expense reductions to address tight economic conditions. These one-time cost savings are largely expected to return to our operating expenses and costs of goods sold in 2010. Through work process redesign and other cost control initiatives, we achieved average annual savings of $84 million over the five years prior to 2009, during which our historic annual target was $75 million. We expect our cost reduction plan to achieve sustainable efficiencies using our Nalco Seven Steps process improvement methodology and the best of several other productivity improvement approaches. Our productivity improvement programs include focus on individual spending accountability, team- or department-based efficiency improvements, and mid-sized and larger transformational process improvements. All of these efforts target greater efficiencies in our sales, marketing, service, supply chain and corporate functions globally. We pay particular attention to ensuring that internal efficiency efforts are developed with a clear focus on improving customer service levels.

5.    Generate Cash Flow.

We believe that there are significant opportunities to generate cash flow. We believe that the capital expenditures required to maintain our business are low relative to our sales, particularly compared to companies in the chemical industry. We generally expect capital expenditures at or near $120 to $170 million annually, with spending at the higher end of that range occurring if tied to specific customer contracts. In 2010, we expect to spend $140 to $170 million on capital expenditures, as we make up for projects delayed in 2009 and as we increase sales growth rates. In 2008 and 2009, net capital expenditures were $133.1 million and $102.2 million, respectively. Working capital management remains a source of opportunity for our Company, although significant progress was made in 2009. While management has historically focused on particular components of working capital, the large increase in raw material costs and commensurate price increases achieved to cover these costs had substantially driven up working capital requirements during the 2004 to 2008 timeframe. Through a new integrated business management approach, combined with improved Sales and Operations Planning processes, we began to reduce inventories meaningfully, taking 15 days out of Days Investment in Inventory in 2009 alone. During 2009, we also substantially reduced Days Sales Outstanding to levels last seen at year end prior to 2003. During the year ended December 31, 2009, we used cash flow from operations of $593.8 million for capital expenditures, a small acquisition, common stock dividends, and meaningful debt payments.

6.    Strengthen our Future.

Several elements of our operations are critical to our long-term success, including training and developing our people, developing broader recognition of our global brand, increasing customer satisfaction through a broader and more thorough implementation of our Six Service Standards approach to customer service management, and development of ever-increasing value from our technology pipeline. All of these issues attract substantial and ongoing senior leadership attention.

Our Segments and Offerings

	Water Services	Paper Services	Energy Services

Market	$6.5 billion global market (1)(2)	$7.3 billion global market (1)	$4.3 billion global market (1)
Positions	#1 Market Position	#3 Market Position	#1 Market Position

Market Share (3)	18%	9%	33%

2009 Net Sales	$1,662 million	$666 million	$1,418 million

Representative Markets	Food, Beverage Buildings, Hotels, Hospitals Chemicals, Pharmaceuticals Manufacturing, Metals, Power Utilities, Mining, Marine	Fine Paper Uncoated Free Sheet Coated Free Sheet Newsprint Tissue and Towel Containerboard	Well Stimulation & Completion Enhanced Oil Recovery Production Refining Petrochemical Fuel Additives

(1)	Approximate market size based on internal estimates and industry publications and surveys.

(2)	Represents the water treatment and services markets, which accounted for approximately 71% of our Water Services segment’s net sales in 2009.

(3)	Market share calculations include end-market allocations from an all-inclusive Emerging Market business unit within Water Services.

Detailed results by Segment are available in Note 22 to our Consolidated Financial Statements.

Water and Process Services

Our Water and Process Services Division encompasses two reporting segments — Paper Services, serving the pulp and paper industries, and Water Services, which focuses on customers across industrial and institutional markets. Within both segments, we provide water, air and process applications aimed at combining environmental benefits with economic gains for our customers. Typically, water savings, energy savings, maintenance and capital expenditure avoidance are among the primary sources of value to our customers, with product quality and production enhancement improvements also being a key differentiating feature for many of our offerings.

Our offerings are organized according to the markets we serve so we can address the unique drivers faced by each segment. Innovative treatment of boiler water, cooling water, influent, and wastewater, along with practical solutions for process improvements and pollutant control, allow our customers to capture benefits from our programs. Typically, these benefits are measured with a return on investment calculation that incorporates reductions in total costs of operation, capital expenditure avoidance and improvements in our customers’ product pricing. We serve customers in the aerospace, chemical, pharmaceutical, mining and primary metals, power, food and beverage, medium and light manufacturing, marine and pulp and papermaking industries as well as institutional clients such as hospitals, universities, commercial buildings and hotels. Our Paper segment offers a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including graphic grades, board and packaging, and tissue and towel. We have typically served our largest customers in Water and Process Services for 15 years or longer. Our Water Services segment generated net sales of $1,662.4 million in 2009, representing 44% of net sales. Our Paper Services segment generated 2009 net sales of $666.0 million, representing 18% of our net sales.

Water Treatment Applications

Our water treatment capabilities are applied across our divisions. In the Water Services segment, water treatment programs accounted for 71% of net sales in 2009. Water applications accounted for 15% of net sales in our Paper Services segment. In our Energy Services segment, water applications accounted for 15% of net sales in 2009. The following descriptions include water treatment applications used across all of our segments.

Boiler Water Applications.    Nalco is the world leader in boiler water treatment technology. We have more than 80 years of experience in this core area and continue to invest and innovate to enhance reliability, reduce water use and improve efficiency for our customers. Corrosion and scale buildup are the most common problems addressed by our boiler water treatment programs. We have helped our customers overcome various boiler system challenges by providing integrated chemical solutions, process improvements and mechanical component modifications to optimize boiler performance. In 2009, we expanded introduction of 3D TRASAR Technology for Boilers and the Nalco Corrosion Stress Monitor to most industrial markets — adding cutting-edge automation and control capabilities to our offering.

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

Raw Water/Potable Water Preparation.    Our programs assist customers making potable water or water for plant processes by optimizing the performance of treatment chemicals and equipment in order to minimize costs and maximize return on investment. Nalco offers a number of creative solutions, helping meet the most stringent water quality requirements. Some applications include treatment of natural water sources for drinking water, boiler makeup, cooling tower makeup and other industrial processes, as well as treatment and servicing of wastewater treatment plants to help meet environmental standards for discharges to municipal systems or directly to the environment.

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

Wastewater treatment has traditionally been viewed typically as “end of pipe,” or as one combined stream. However, because Nalco takes a holistic approach to integrated water system management, we identify innovative ways to isolate and treat particular waste streams. We combine practical engineering approaches and hands-on knowledge of system operations to design, build, operate and/or maintain the optimal reuse solution for each application and customer.

Water Reuse and Recycling.    As demands for better water stewardship increase throughout the world, Nalco is cognizant of the need for effective management of this precious resource in industrial operations. This includes understanding all water uses in an industrial complex, water conservation programs, development of innovative ways to treat single or combined wastewater streams, and recycling of water to improve water and energy efficiency.

Nalco understands all of the uses of water within an industrial complex, from water for utilities to facility management to process applications. We have proprietary knowledge and tools to increase customers’ awareness of water usage in either an individual facility or across several facilities. Additionally, we effectively document best practices across several regions and industries to benchmark consumption and also to identify key areas for conserving water and energy.

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

Environmental Hygiene Services

We offer a complete line of specialized water hygiene services designed to assess, control and reduce risk from water-borne pathogens such as Legionella. Trained hygiene service specialists perform risk assessments to identify areas within water systems that could be at risk for pathogen proliferation. We then develop a site-specific, prioritized recommendation plan to reduce the risk of pathogen exposure that can lead to illnesses such as Legionnaires’ Disease. Our water system Cleaning & Disinfection services remediate sources of pathogen risk. We also offer Pathogen Analytical services to measure program performance. Our protocols aim to help customers comply with guidelines created by professional organizations, state and federal government agencies, and local governments.

Energy Services

Our Energy Services division provides on-site, technology-driven solutions to the global drilling, oil and gas production, refining, and petrochemical industries. In addition to recovery, production and process enhancements, we deliver a full range of water treatment offerings to refineries and petrochemical plants. Our upstream process applications improve oil and gas recovery and production, extend production equipment life and decrease operating costs through services that include scale, paraffin and corrosion control, oil and water separation, and gas hydrate management solutions. Our downstream process applications increase refinery and petrochemical plant efficiency and the useful life of customer assets, while improving refined and petrochemical product quality and yields. We continue to emphasize safety and environmental leadership in our product development and implementation efforts. Our customers include nearly all of the largest publicly traded oil companies. Our 10 largest Energy Services customers in 2009 have been with us for more than 10 years, with most more than 20 years. Our Energy Services division generated 2009 net sales of $1,418.4 million, representing 38% of our net sales.

The Energy Services division is divided into a Downstream refinery and petrochemical processing service business and an Upstream group composed of our Oilfield Chemicals and Adomite businesses.

Well Stimulation and Completion

Our Adomite group offers a range of product solutions specifically designed to enhance performance even in the most severe environments. We supply chemicals for the cementing, drilling, fracturing and acidizing phases of well drilling and stimulation. Our integrated approach to product development combines marketing and research efforts supported with process simulation, pilot plants and full-scale manufacturing capabilities. In addition, we are committed to the development of sustainable solutions to meet the demanding environmental requirements in the industry.

Oilfield Applications

Nalco’s Oilfield Services Group is the recognized, global leader in providing solutions to the oil and gas production sector. We have expertise in crude oil and natural gas production, pipeline gathering/transmission systems, gas processing, and heavy oil and bitumen upgrading. Our priority is to safely manage the critical challenges facing today’s oil and gas producers throughout the lifecycle of their assets. Starting with the design/CAPEX phase to asset decommission, a lifecycle approach to chemical solutions and services helps our customers minimize risk, achieve their production targets and maximize profitability.

As onshore oil reserves become increasingly difficult to recover, producers are relying more on deepwater and ultra-deepwater (UDW) operations for new discoveries. Nalco offers comprehensive services to support our customers’ deepwater and UDW operations worldwide. Our three-tiered approach includes an experienced project-development engineering team committed to saving our customers time and money on their CAPEX projects, dedicated research and development efforts for industry technical leadership and an extensive manufacturing certification program to ensure chemical integrity.

The Nalco Manufacturing Certification Program represents a paradigm shift in quality assurance in terms of SAE specifications and other built-in checks and balances to assure that our product reaches our customers’ umbilicals uncompromised. Our SurFlo Plus certification seal is an assurance of chemical integrity to overcome asphaltene, paraffin, corrosion, scale, hydrate and emulsion-viscosity problems.

Nalco’s Asset Integrity team uses industry-leading processes and technologies to help producers mitigate corrosion. We work with our customers to utilize state-of-the-art laboratory methods to design best-in-class chemistries like our Clean n Cor technology, and we monitor oil and gas systems to track the success of corrosion mitigation programs. We also deploy the latest molecular monitoring tools to measure and control microbiological influenced corrosion (MIC) and provide environmentally friendly chemistries worldwide.

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

Downstream Refining Applications

Our industry-focused sales engineers provide process and water treatment applications specific to the petroleum refining and fuels industry, enabling our customers to profitably refine and upgrade hydrocarbons. Our heavy oil upgrading programs minimize operation costs and mitigate fouling, corrosion, foaming and the effects of heavy metals when refining opportunity crudes.

Our total systems approach to water and process enables our customers to minimize energy use on the utilities side. With advances in monitoring, chemistry and application, 3D TRASAR technology for cooling water has reduced shutdowns for customers, resulting in maximum operational efficiency. Following successful trials in 2009, the rollout of 3D TRASAR Boiler Technology is scheduled for 2010. Increased boiler system reliability, reduced total cost of operation, and significant energy and water savings are key benefits delivered by this state-of-the-art technology.

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

Downstream Chemical Processing Applications

Nalco has 30+ years of experience in petrochemical plant operations. We work with customers globally to overcome the increasing challenges associated with capacity increases, plant revamps and constantly changing feedstocks. Our customized process and water treatment programs are delivered by onsite technical experts who are focused on providing improved system reliability, reduced total cost of operations, environmental compliance, sustainability in the form of energy and water savings and reduced carbon emissions.

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

Eco-Efficiency Services

Nalco’s Eco-Efficiency Services deliver impactful, step-change improvements in our customers’ operations. We combined our knowledge of industrial best practices with a proprietary approach to identify and implement improvements to effectively maximize the achieve customer objectives around water use optimizations, energy efficiency (water, utility, and process areas), waste minimization and beneficial disposition, and greenhouse gas reduction. Through our total systems approach, we effectively identify and implement creative solutions to address our customers’ most pressing needs through a detailed opportunity assessment, improvement plan development, and effective solution implementation.

Predictive Modeling Services/DMS

Nalco owns Data Mobility Systems (DMS), a software and engineering firm that uses Advanced Modeling Systems (AMS) to predict water treatment needs and gas turbine maintenance for owners, developers and engineers. We are able to supply information based on data that can range from a bare minimum of data at a project’s inception through to in-depth review using detailed water analysis.

DMS has consulted on over 400 systems in various capacities and our information has been used for over $24 billion of new power plant investment globally. Additionally, DMS has already programmed AMS,

our modeling software, with the information to create plants virtually. From simple designs to the much more complex operations that can involve several recirculation loops, AMS is a powerful method of improving information used to make better decisions.

Nalco 360 Remote Monitoring Services

Our team of Nalco experts is able to monitor our customers’ water systems 24 hours a day, 7 days a week, 365 days a year, ensuring the highest level of expertise is always available to monitor and treat a system. The Nalco 360 Expert Center routinely makes recommendations for operational improvements and will also take immediate action on alarms. All of our expert center professionals hold degrees in Chemistry or Chemical Engineering and have real world experience in water treatment.

More than 80 years of water treatment expertise drives our comprehensive, on-going training program, resulting in a team of highly trained specialists. Our system helps our customers with water and energy savings, while making efficient use of chemistry is taken to the next level through the use of the Nalco 360 program.

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

The market for water treatment chemicals is highly fragmented, but is led by our Company. The remainder of the market is comprised of mainly regional and local players, with GE Water Technologies, the Ashland Hercules Water Technologies business of Ashland Inc., Danaher Corporation’s ChemTreat business, and Kurita Water Industries Ltd. present in two or more regions. Regional service providers tend to be modestly sized and focus either on a limited geographic region or a smaller subset of products and services. Collectively, local players have the largest share of the market, but are individually much smaller and tend to focus on servicing local businesses typically requiring less sophisticated applications.

The largest participants in the energy services sector are our Company, the Baker Petrolite Division of Baker Hughes Corporation, GE Water Technologies and Champion Technologies, Inc. The remainder of the market consists of smaller, regional niche companies focused on limited geographic areas.

The market for specialty and water treatment chemicals used in the pulp and paper industry is fragmented. The top suppliers of water treatment services to the pulp and paper industry are our Company, the Ashland Hercules Water Technologies business of Ashland Inc., Kemira Oyj, Akzo Nobel N.V.’s EKA Chemicals AB and BASF AG’s Paper Chemicals business. The remainder of the market is comprised of smaller, regional participants.

Research and Development

We benefit from a high quality research and development effort consisting of more than 560 personnel worldwide, more than 250 of whom have Ph.D.s, dedicated to developing new technology and providing support. Our laboratories, which are located in the United States, the Netherlands, China and Singapore, are involved in the research and development of chemical products and in providing technical support, including chemical analyses of water and process samples. Research and development spending was $74.6 million, $73.5 million and $65.8 million and for the years ended December 31, 2009, 2008 and 2007, respectively. In recent years, we have received numerous research and development awards, including a United States Presidential Green Chemistry Achievement Award in 2008 for our 3D TRASAR technology for cooling water.

We believe that continued research and development activities are critical to maintaining our leadership position within the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Intellectual Property

We own or have licenses to use a large number of patents relating to a large number of products and processes. We currently have nearly 550 patents in the United States and more than 1,800 worldwide with remaining durations ranging from less than one year to 20 years. The average remaining duration is approximately 10 years. We also have nearly 300 registered U.S. trademarks covering our products. Our rights under such patents and licenses and trademarks are of significant importance in the operation of the business. Patents related to our TRASAR and 3D TRASAR technology and trademarks related to Nalco Company, 3D TRASAR and BrightWater are considered material to our business. U.S. and foreign patents protect aspects of our key TRASAR and 3D TRASAR technology until at least 2024. The Nalco Company, 3D TRASAR and BrightWater trademarks are registered or applied for in all of our key markets, and we anticipate maintaining them indefinitely. We believe that no other patent, trademark or license is material to our business.

Raw Materials

We purchase more than 7,000 raw materials, with the largest single raw material representing less than 1% of sales, or less than 3% of raw material purchases. The principal raw materials purchased by us are ordinarily available in adequate quantities from several sources of supply in the United States and foreign countries. While single raw material purchases are not significant to us, we do purchase similar categories of products in many cases. Four categories of raw material purchases each represented more than 10% of our total North American purchases in a recent analysis: Organics; Monomers; Polymers; and Solvents, Oils and Alcohols. Our raw material purchases also include a variety of amines, surfactants, biocides, inorganics, salts, packages, bases, defoamers, fatty acids and phosphonates, among many other types of materials. For the years ended December 31, 2009, 2008 and 2007, we purchased direct materials valued at $881 million, $1,265 million and $1,126 million, respectively. In addition to lower costs of materials and reduced sales, inventory reductions contributed to the decline in direct material purchases in 2009. Joint ventures consolidated by us made direct material purchases valued at $76 million, $88 million and $80 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Employees

As of December 31, 2009, we had approximately 11,590 employees, of whom approximately 4,655 were employed in North America, approximately 2,780 were employed in Europe, the Middle East and Africa, approximately 1,650 were employed in Latin America and approximately 2,505 were employed in the Pacific region. We consider relations with our employees to be good.

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

We do not believe that compliance with individual environmental protection laws and regulations will have a material effect upon our capital expenditures, earnings or competitive position, although there can be no assurance to that effect. However, increased air and water environmental enforcement in developing countries, implementation of greenhouse gas controls in various regions of the world and requirements on industry to improve environmental performance through the European Union’s Integrated Pollution Prevention and Control directive all are supportive of Nalco’s environmental performance improvement/sustainable development business approach. Agency delays in issuing proposed revisions to the Clean Air Interstate Rule and Clean Air Mercury Rule have temporarily reduced customer interest in the air protection offerings of Nalco Mobotec.

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

Executive Officers

Name	Title	Age
J. Erik Frywald	Chairman, President and Chief Executive Officer	50
Bradley J. Bell	Executive Vice President and Chief Financial Officer	57
David E. Flitman	Senior ExecutiveVice President and President, Water and Process Services Division	45
David Johnson	Executive Vice President and President, Europe, Africa and Middle East	49
Mary Kay Kaufmann	Chief Marketing Officer and Group Vice President, Commercial Operations, Water and Process Services Americas	50
Eric G. Melin	Executive Vice President and President, Asia Pacific	49
Dr. Manian Ramesh	Chief Technology Officer	52
Steve M. Taylor	Executive Vice President and President, Energy Services Division	47

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

David E. Flitman became our Senior Executive Vice President and President, Water and Process Services division, effective January 1, 2010. Prior to joining Nalco in August 2008 as Executive Vice President and President, Water and Process Services, Mr. Flitman was President of Allegheny Power, the energy delivery arm of Allegheny Energy Inc. He joined Allegheny in 2005 as Vice President of Distribution. Before that, he was Global Business Director for the Nonwovens Business Group of E.I. du Pont de Nemours and Company.

David Johnson is our Executive Vice President and President of Europe, Africa and Middle East (EAME) Operations. From May 2007 until January 2009, he was Group Vice President and President of Europe, Africa and Middle East (EAME) Operations. Prior to that, Mr. Johnson was Vice President of the global Downstream business for our Energy Services division since 2006. He was the Global Strategic Business Leader for Energy Services Downstream from 2004 to 2005. In 2003, Mr. Johnson was General Sales Manager for the Downstream business in North America.

Mary Kay Kaufmann is our Chief Marketing Officer and Group Vice President, Commercial Operations for Water and Process Services Americas. She has held this position since January 2010, after serving as Chief Marketing Officer since August 2008. In May 2007, she was named Group Vice President and President, Water Services — Middle Market. Beginning in 2006, Ms. Kaufmann was Vice President, Nalco Business Transformation Team. From 2004 to 2006, she was Strategic Business Unit Leader for Food, Beverage and Pharmaceutical industries in the Americas and Europe. Ms. Kaufmann was Vice President of Sales for Industrial and Institutional Services — North America from 2002 to 2004.

Eric G. Melin is Executive Vice President and President, Asia Pacific. Prior to being named to his present position in September 2008, Mr. Melin worked for Nalco as a consultant on growth in Asia from May 2008. Prior to that, he had been Chief Operating Officer, President and Board Member of Isola Corporation, a private-equity-owned global designer, developer and manufacturer of high-performance materials used in electronic systems, from May 2006 until February 2008. He was Vice President and General Manager of E.I. du Pont de Nemours and Company’s Refinish Systems from August 2001 until he joined Isola Corporation.

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

As of December 31, 2009, our total consolidated indebtedness was $2,944.1 million and we had $231.6 million of borrowing capacity available under our revolving credit facility, which reflects no outstanding borrowings and reduced availability as a result of $18.4 million in outstanding letters of credit.

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

At December 31, 2009, we had $1,224.1 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $12.2 million per year.

Despite our current leverage, we may still be able to substantially increase our indebtedness. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to substantially increase our indebtedness in the future. The terms of the indentures governing our subsidiaries’ notes do not fully prohibit our subsidiaries or us from doing so. Nalco Company’s revolving credit facility provides commitments of up to $250.0 million, of which $231.6 million would have been available for future borrowings as of December 31, 2009, due to $18.4 million in outstanding letters of credit. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

We could suffer material claims arising from the supply of products and services.

We assume contractual and tort risks as a natural result of providing sophisticated services and products to our customers. Broadly speaking, this includes risk of product liability claims (negligence and strict liability), contract claims, professional liability claims or other tort claims, including Legionella exposure. The types of damage that might be claimed include property damage, personal injury or economic losses. Although we take reasonable steps to limit exposure to these types of claims and mitigate losses should a claim occur, the nature of our business raises the potential of this risk.

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

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 150 countries and, in 2009, approximately 55% of our net sales originated outside the United States and some of our business is conducted in politically unstable countries. There are inherent risks in our international operations, including:

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

Our international operations also expose us to different local political and business risks and challenges. For example, in certain countries we are faced with periodic political issues that could result in currency risks or the risk that we are required to include local ownership or management in our businesses. Also, because of uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights, we face risks in some countries that our intellectual property rights and contract rights would not be enforced by local governments. We are also periodically faced with the risk of economic uncertainty, which has impacted our business in these countries. Other risks in international business also include difficulties in staffing and managing local operations, including our obligations to design local solutions to manage credit risk to local customers and distributors.

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

For the years 2004 through 2008, our average annual cost savings were $84 million, during which our historic annual target was $75 million. In 2009, we achieved cost savings of $122 million, which was well above our increased annual goal of $100 million. A variety of risks could cause us not to achieve the benefits of our expected cost savings, including, among others, the following:

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

We sponsor various pension plans worldwide that are underfunded and require significant cash payments. For example, in 2008 and 2009, we contributed $86.2 million and $72.9 million, respectively, to our pension plans. We expect to contribute approximately $68 million to our pension plans in 2010. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our contributions could be even higher than we expect. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

As of December 31, 2009, our worldwide pension plans were underfunded by $418.7 million (based on the actuarial assumptions used for financial reporting purposes). Our U.S. pension plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under certain circumstances. In the event our U.S. pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $2.9 billion as of December 31, 2009, or approximately 58% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was $1.8 billion as of December 31, 2009, or 36% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with authoritative guidance issued by the Financial Accounting Standards Board, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. We recognized a $544.2 million goodwill impairment charge in 2008, reducing the goodwill balance of our Paper Services reporting unit to zero. Some of the products and services we sell to our customers are dependent upon laws and regulations, and changes to such laws or regulations could impact the demand for our products and services. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

Our future success will depend in part on our ability to protect our intellectual property rights, and our inability to enforce these rights could permit others to offer products competitive with ours, which could reduce our ability to maintain our market position and maintain our margins.

We rely on the patent, trademark, copyright and trade secret laws of the United States and other countries to protect our intellectual property rights. However, we may be unable to prevent third parties from using our intellectual property without authorization, and we face risks in some countries that our intellectual property rights and contract rights would not be enforced by local governments. The use of our intellectual property by others could reduce any competitive advantage we have developed or otherwise harm our business. If we had to litigate to protect these rights, any proceedings could be costly, and we may not prevail.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2009 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our principal administrative offices and research center are located in Naperville, Illinois. These facilities are leased. We maintain administrative and research facilities in Sugar Land, Texas and Leiden, Netherlands, both of which we own, and in Singapore and Shanghai, China, both of which we lease. We position our manufacturing locations and warehouses in a manner to permit ready access to our customers. We operate 16 plants in North America, 6 plants in Latin America, 10 plants in Europe and the Middle East and 13 plants in the Asia/Pacific region. We own all of our major manufacturing facilities and we also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

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

Our common stock is traded on the New York Stock Exchange (ticker symbol NLC). As of February 8, 2010, the number of holders of record of our common stock was approximately 48,100.

High and low sales prices per share of our common stock for each quarter during 2009 and 2008 were as follows:

	2009		2008
Quarter Ended	High	Low	High	Low
March 31	$13.21	$9.38	$24.50	$17.32
June 30	18.34	12.82	26.28	21.11
September 30	21.05	15.22	25.90	17.60
December 31	26.05	18.76	18.84	7.80

The closing sales price on December 31, 2009 was $25.51.

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

On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. We intend to repurchase all shares under this authorization in open market transactions. There is no set timetable for share repurchases, and the program has no stated expiration date. There were no repurchases of any of the Company’s common stock by or on behalf of the Company during the fourth quarter 2009.

The following graph compares the cumulative total return of our common stock to the cumulative total return of the S&P 500 Stock Index, the S&P Specialty Chemicals Index and the Dow Jones Sustainability Index through the year ended December 31, 2009, the last trading day of our fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2004 and that all dividends were reinvested.

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

	Year ended December 31
(dollars in millions, except per share data)	2009	2008	2007	2006	2005
Statement of Operations Data:
Net sales	$3,746.8	$4,212.4	$3,912.5	$3,602.6	$3,312.4
Operating costs and expenses:
Costs of product sold	2,037.0	2,378.3	2,152.8	1,995.3	1,841.0
Selling, administrative, and research expenses	1,210.2	1,250.0	1,206.1	1,094.7	1,020.9
Amortization of intangible assets	47.9	56.8	62.1	70.1	81.6
Restructuring expenses (1)	47.8	33.4	15.3	9.5	25.6
Gain on divestiture	—	(38.1)	—	—	—
Impairment of goodwill (2)	—	544.2	—	—	—

Operating costs and expenses	3,342.9	4,224.6	3,436.3	3,169.6	2,969.1

Operating earnings (loss)	403.9	(12.2)	476.2	433.0	343.3
Other income (expense), net (3)	(17.6)	(17.4)	(4.8)	(4.4)	3.1
Interest income	3.9	8.3	9.1	9.1	8.4
Interest expense	(254.5)	(258.8)	(274.0)	(272.0)	(258.0)

Earnings (loss) before income taxes	135.7	(280.1)	206.5	165.7	96.8
Income tax provision	67.8	54.5	69.3	58.9	43.3

Net earnings (loss)	67.9	(334.6)	137.2	106.8	53.5
Less: Net earnings attributable to noncontrolling interests	7.4	8.0	8.2	7.9	5.7

Net earnings (loss) attributable to Nalco Holding Company	$60.5	$(342.6)	$129.0	$98.9	$47.8

Common Share Data:
Net earnings (loss) per share attributable to Nalco Holding Company common shareholders (4):
Basic	$0.44	$(2.44)	$0.90	$0.69	$0.34
Diluted	$0.44	$(2.44)	$0.88	$0.67	$0.33
Weighted average shares (millions):
Basic	138.2	140.1	143.2	143.0	141.7
Diluted	138.6	140.1	146.7	146.7	146.6
Cash dividends declared per share	$0.14	$0.14	$0.14	—	—
Statement of Cash Flows Data:
Net cash provided by (used for):
Operating activities	$593.8	$283.1	$323.4	$284.8	$199.9
Investing activities	(135.8)	(95.4)	(141.7)	(99.6)	(75.9)
Financing activities	(398.6)	(232.9)	(105.3)	(179.6)	(125.9)
Other Financial Data (unaudited):
EBITDA (5)	$569.1	$155.8	$657.6	$621.8	$555.6
Capital expenditures, net (6)	102.2	133.1	114.6	93.4	74.6
Depreciation	142.3	136.6	132.3	131.0	133.3
Amortization of intangible assets	47.9	56.8	62.1	70.1	81.6

	As of December 31
(dollars in millions)	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$127.6	$61.8	$119.9	$37.3	$30.8
Working capital (7)	421.2	684.8	629.7	560.9	498.0
Property, plant and equipment, net	678.1	703.7	762.3	743.4	755.3
Total assets	4,964.8	5,042.0	5,978.6	5,656.5	5,552.4
Total debt (including current portion of long-term debt)	2,944.1	3,223.4	3,324.1	3,188.8	3,266.8
Nalco Holding Company shareholders’ equity	471.6	393.3	1,117.8	890.9	705.5

(1)	We incur restructuring expenses, representing mostly employee severance and related costs, in connection with our programs to redesign and optimize our business and work processes.

(2)	During the fourth quarter of 2008, we recorded a goodwill impairment charge of $544.2 million, reducing the goodwill balance of our Paper Services reporting unit to zero.

(3)	Other income (expense), net consists of recognized gains and losses on foreign currency transactions, equity earnings of unconsolidated subsidiaries, franchise taxes, and other miscellaneous income (expense). Included for the year ended December 31, 2009 was a $20.5 million charge for the early repayment of debt. The year ended December 31, 2008 included $10.7 million of foreign currency transaction losses.

(4)	Net earnings (loss) per share attributable to Nalco Holding Company common shareholders is calculated by dividing net earnings (loss) attributable to Nalco Holding Company by the weighted average shares outstanding.

(5)	EBITDA, a measure used by management to measure operating performance, is defined as net earnings plus interest, taxes, depreciation and amortization. EBITDA is reconciled to net earnings (loss) in the following table. We believe EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net earnings (loss) attributable to Nalco Holding Company as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The amounts shown for EBITDA as presented herein differ from the amounts calculated under the definition of EBITDA used in our debt instruments. The definition of EBITDA used in our debt instruments is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

The following is a reconciliation of net earnings (loss) attributable to Nalco Holding Company to EBITDA:

	Year ended December 31
(dollars in millions)	2009	2008	2007	2006	2005
Net earnings (loss) attributable to Nalco Holding Company	$60.5	$(342.6)	$129.0	$98.9	$47.8
Interest expense, net	250.6	250.5	264.9	262.9	249.6
Income tax provision	67.8	54.5	69.3	58.9	43.3
Depreciation	142.3	136.6	132.3	131.0	133.3
Amortization of intangible assets	47.9	56.8	62.1	70.1	81.6

EBITDA	$569.1	$155.8	$657.6	$621.8	$555.6

(6)	Capital expenditures are net of proceeds from disposal of assets.

(7)	Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term debt and current portion of long-term debt) and calculated as follows:

	As of December 31
(dollars in millions)	2009	2008	2007	2006	2005
Current assets less current liabilities	$319.0	$652.8	$619.2	$448.0	$506.2
Less: cash and cash equivalents	(127.6)	(61.8)	(119.9)	(37.3)	(30.8)
Plus: short-term debt	229.8	93.8	130.4	150.2	22.6

Working capital as defined	$421.2	$684.8	$629.7	$560.9	$498.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Annual Report for the fiscal year ended December 31, 2009 (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Annual Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated in Item 1A, “Risk Factors,” such risks, uncertainties and other important factors include, among others:

•	our substantial leverage;

•	limitations on flexibility in operating our business contained in our debt agreements;

•	increases in interest rates as a result of our variable rate indebtedness;

•	pricing pressure from our customers;

•	technological change and innovation;

•	risks associated with our non-U.S. operations;

•	fluctuations in currency exchange rates;

•	high competition in the markets in which we operate;

•	products or services claims that might arise out of our activities;

•	adverse changes to environmental, health and safety regulations;

•	operating hazards in our production facilities;

•	inability to achieve expected cost savings;

•	difficulties in securing the raw materials we use;

•	our significant pension benefit obligations and the current underfunding of our pension plans;

•	our ability to realize the full value of our intangible assets;

•	our ability to attract and retain skilled employees, particularly research scientists, technical sales professionals and engineers; and

•	our ability to protect our intellectual property rights.

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

Use of Non-GAAP Financial Measures

Direct contribution, EBITDA, Adjusted EBITDA, Adjusted Effective Tax Rate, Adjusted Earnings Per Share and Free Cash Flow are measures used by management to evaluate operating performance.

Direct contribution is defined as net sales, less cost of product sold, selling and service expenses, marketing expenses, and research expenses. EBITDA is defined as net earnings attributable to Nalco Holding Company plus interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA further adjusted for restructuring expenses and certain unusual items. Adjusted Effective Tax Rate is defined as the income tax provision, excluding the tax expense (benefit) of specified transactions, divided by earnings (loss) before income taxes, excluding the earnings (loss) before income taxes attributable to those specified transactions. Adjusted Earnings Per Share is defined as diluted net earnings per share attributable to Nalco Holding Company common shareholders, adjusted for the per-share impact of restructuring expenses, which fluctuate significantly from year to year, and other specified transactions that are unusual in nature. Free Cash Flow is defined as net cash provided by operating activities, less capital expenditures and net earnings attributable to noncontrolling interests.

Direct contribution provides investors with the measurement used by our management to evaluate the performance of our segments. We believe EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. We believe Adjusted EBITDA, Adjusted Effective Tax Rate and Adjusted Earnings Per Share are useful for investors to fully understand our operating performance. We believe Free Cash Flow provides investors with a measure of our ability to generate cash for the optimization of our capital structure.

Direct contribution, EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Adjusted Effective Tax Rate and Adjusted Earnings Per Share also are not recognized terms under U.S. GAAP. Adjusted Effective Tax Rate does not purport to be an alternative to the actual effective tax rate as a measure of the relationship between the income tax provision and earnings (loss) before income taxes, and Adjusted Earnings Per Share does not purport to be an alternative to diluted earnings per share as a measure of operating performance. Direct contribution is reconciled to consolidated earnings before income taxes in Note 22 of our consolidated financial statements included in Item 8 of this Annual Report. The most direct comparable GAAP financial measures of each other non-GAAP financial measure, as well as the reconciliation between each other non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures below. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

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

Impairment of Long-Lived Assets Other Than Intangibles

Property, plant, and equipment held for use is grouped for impairment testing at the lowest level for which there is identifiable cash flows. Impairment testing of an asset group occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such circumstances may include, for example, a significant decrease in the market price of a long-lived asset grouping, a significant adverse change in the manner in which the asset grouping is being used or in its physical condition, a history of operating or cash flow losses associated with the use of the asset grouping, or changes in the expected useful life of the long-lived assets.

If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. The asset group’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

The assumptions underlying cash flow projections represent management’s best estimate at the time of the impairment review. Factors that management must estimate include industry and market conditions, sales volume and prices, costs to produce, inflation, etc. Changes in key assumptions or actual conditions that differ from estimates could result in an impairment charge. We use reasonable and supportable assumptions when performing impairment reviews and cannot predict the occurrence of future events and circumstances that could result in impairment charges.

As of December 31, 2009, we had not identified any significant asset groups that had expected undiscounted future cash flows that were not substantially in excess of the carrying values, other than certain long-lived assets held and used that were written down to their estimated fair value during 2009, which resulted in an impairment loss of $20.2 million.

PORTA-FEED stainless steel containers, utilized to ship chemicals, represent approximately 6.9% of our property, plant and equipment and are managed globally to optimize the delivery of chemicals to customer and company sites around the world. Due to their high mobility, there is a risk that PORTA-FEED units could be damaged or lost in transit. We perform continuous cycle counts of our PORTA-FEED units and when such counts are inconsistent with our tracking system, we investigate the discrepancy in order to locate the container. If the PORTA-FEED unit is not found, we write off the asset immediately.

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

We have defined our reportable segments as our reporting units for our goodwill impairment testing. We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using the market approach, as well as the income approach, based on discounted cash flow projections. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its identifiable assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

We test the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology, using market-based royalty rates.

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

We performed our annual impairment test as of October 1, 2009. Because the goodwill of our Paper Services reporting unit was written down to zero in 2008, it was not necessary to include it in our annual impairment test for 2009. However, we did estimate its fair value in order to compare the aggregate fair value of all of our reporting units to our market capitalization as of October 1, 2009. The fair value of our reporting units was estimated based on a discounted projection of cash flows. The rates used in determining discounted cash flows for each of our reporting units was a rate corresponding to our cost of capital, adjusted for risk where appropriate. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions.

The aggregate fair value of our reporting units as determined in the first step of our annual impairment test was reconciled to our market capitalization as of October 1, 2009. The aggregate fair value of our reporting units was 44% higher than our market capitalization, which represented an implied control premium. We believe this implied control premium is reasonable in light of market and economic conditions.

Critical assumptions used in estimating the fair value of our Water Services and Energy Services reporting units for the impairment test included the discount rate and the terminal growth rate for each unit. The following table summarizes those assumptions:

	Discount Rate	Terminal Growth Rate
Water Services	10.0%	3.0%
Energy Services	10.0%	3.0%

The results of the first step of our 2009 annual impairment test indicated that the fair values of our reporting units exceeded their carrying values. The following table presents the amount of headroom (the percentage difference between each reporting unit’s fair value and carrying value) of our Water Services and Energy Services reporting units as of the date of our annual impairment test, October 1, 2009:

Headroom (1)
Water Services	84%
Energy Services	169%

(1)	Headroom = (fair value – carrying value) / carrying value, expressed as a percentage.

The following table presents the impact on the resultant headroom if there was a one-percentage-point change in the discount rate and terminal growth rate from what was actually used for the impairment test:

	Headroom as of October 1, 2009
	Water Services	Energy Services
One-percentage-point:
Increase in discount rate	61%	135%
Decrease in discount rate	116%	213%
Increase in terminal growth rate	108%	202%
Decrease in terminal growth rate	67%	144%

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

For the year ended December 31, 2009, we recognized consolidated pension expense, including settlements, of approximately $47 million. We expect pension expense, including forecasted settlements, to decrease to about $21 million in 2010. Holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities of one quarter of a percentage-point would decrease/increase 2010 pension expense and the benefit obligation by approximately $2 million and $40 million, respectively. Also, holding all other factors constant, an increase/decrease in the expected long-term rate of return of one quarter of a percentage-point would decrease/increase 2010 pension expense by approximately $1 million.

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

For the year ended December 31, 2009, we recognized consolidated other postretirement benefit expense of approximately $6 million, and we expect it to be approximately $11 million in 2010. Holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities of one quarter of a percentage-point would decrease/increase 2010 other postretirement benefit expense by less than $1 million. See Note 14 of our consolidated financial statements included in Item 8 of this Annual Report for details of the impact of a one-percentage-point change in assumed health care cost trend rates on other postretirement benefit expense and the postretirement benefit obligation.

Income Taxes

We estimate our income tax expense in each of the jurisdictions in which we operate in accordance with authoritative guidance issued by the Financial Accounting Standards Board (FASB). This results in our recording deferred tax assets and liabilities in the consolidated balance sheet to recognize the temporary differences caused by the timing of recognition of income and expense for financial statement and tax purposes. Valuation allowances are recorded based on the realizability of the deferred tax assets. Relevant factors to determine the realizability of the assets include future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes. Valuation allowances are established for those assets that are determined to be more likely than not to expire without benefit, or for which income of the proper character is not anticipated.

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

The tax positions we take are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe that our tax returns properly reflect the tax consequences of our operations, and that our reserves for tax contingencies are appropriate and sufficient for the positions taken. However, these positions are subject to audit and review by the tax authorities, which may result in future taxes, interest and penalties. Because of the uncertainty of the final outcome of these examinations, we have reserved for potential reductions of tax benefits (including related interest and penalties) for amounts that do not meet the more-likely-than-not thresholds for recognition and measurement as required by authoritative guidance issued by the FASB. The tax reserves are reevaluated throughout the year, taking into account new legislation, regulations, case law and audit results.

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

Executive Level Overview

Nalco delivered strong performance in 2009 against the top priorities we established at the beginning of the year, particularly given the very difficult business economy.

•	We made continued improvement in safety, maintaining top quartile status in our Total Recordable Incident Rate.

•

We significantly exceeded our goal of $100 million in cost savings and efficiency improvements, by delivering $122 million of ongoing productivity gains and an additional $38 million of one-time savings. Nearly two-thirds of these savings were realized in cost of product sold, which contributed to the gross profit margin for 2009 increasing to 45.6% from the 43.5% for 2008.

•

We focused on profitable growth opportunities by shifting our employee base to markets such as China and India, and by strengthening our executive leadership capability in growth markets. We continued to expand the capabilities of our key technologies, such as 3D TRASAR, and we began to implement a Commercial Excellence project that is aimed at gaining market share by improving sales alignment with customer needs.

•	We substantially increased our cash flow by strengthening operating discipline, as we significantly reduced our days of inventory and receivables and extended payables.

•

We strengthened our future by expanding our research and development centers, commercializing new technologies, developing a comprehensive industrial water treatment strategy to broaden and differentiate our offerings in the industrial water market, and developing our brand as a sustainable solutions provider through extensive media coverage.

Net sales for the year ended December 31, 2009 declined 11.1% to $3,746.8 million from $4,212.4 million in 2008 due to weakness in paper markets, depressed natural gas drilling activity, and extended shutdowns and permanent closures amongst customers in the mining, manufacturing and primary metals markets. Organic sales, defined as nominal, or actual, sales less the impacts of changes in foreign currency translation rates and acquisitions and divestitures, decreased 6.9%.

Diluted earnings per share was 44 cents in 2009, compared to a goodwill-impairment-driven diluted loss per share of $2.44 in 2008. Adjusted Earnings Per Share, which excludes the after-tax impacts of restructuring expenses and other specified transactions that are unusual in nature, was 92 cents in 2009, compared to $1.24 in 2008. Adjusted Earnings Per Share is reconciled to the diluted earnings (loss) per share as follows:

	Year ended December 31
	2009	2008
Adjusted Earnings Per Share (1)	$0.92	$1.24
Restructuring expenses, net of tax	(0.29)	(0.17)
Pension settlement expense, net of tax	(0.10)	—
Loss on early extinguishment of debt, net of tax	(0.09)	—
Impairment of goodwill, net of tax	—	(3.63)
Gain on divestiture, net of tax	—	0.11
Diluted earnings (loss) per share, as reported	$0.44	$(2.44)

(1)	Excludes after-tax impact of restructuring expenses, pension settlement expense, loss on early extinguishment of debt, impairment of goodwill, and gain on divestiture, and reflects the additional dilutive effect of potentially dilutive securities.

EBITDA was $569.1 million and $155.8 million for the years 2009 and 2008, respectively. Adjusted EBITDA, which adjusts EBITDA for restructuring expenses and certain other unusual items, decreased 5.2% to $658.8 million in 2009 from the $695.3 million for 2008. The decrease was mostly due to unfavorable changes in foreign currency translation rates. Net earnings (loss) attributable to Nalco Holding Company is reconciled to EBITDA and Adjusted EBITDA as follows:

	Year ended December 31
(dollars in millions)	2009	2008
Net earnings (loss) attributable to Nalco Holding Company	$60.5	$(342.6)
Income tax provision	67.8	54.5
Interest expense, net of interest income	250.6	250.5
Depreciation	142.3	136.6
Amortization	47.9	56.8

EBITDA	569.1	155.8
Restructuring expenses	47.8	33.4
Pension settlement loss	21.4	—
Loss on early extinguishment of debt	20.5	—
Impairment of goodwill	—	544.2
Gain on divestiture	—	(38.1)

Adjusted EBITDA	$658.8	$695.3

Free Cash Flow was $484.2 million for the year ended December 31, 2009, compared to the $142.0 million of Free Cash Flow generated in 2008. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

	Year ended December 31
(dollars in millions)	2009	2008
Net cash provided by operating activities	$593.8	$283.1
Minority interests	(7.4)	(8.0)
Additions to property, plant, and equipment, net	(102.2)	(133.1)

Free Cash Flow	$484.2	$142.0

Among the items that contributed to such strong results in 2009 were focused efforts and resulting improvements in our management of working capital, as evidenced by:

•	A reduction in accounts receivable days sales outstanding to 64 days from 71 days.

•	A reduction in days investment in inventory to 55 days from 70 days.

•	An increase in accounts payable days outstanding to 54 days from 47 days.

The significant Free Cash flow generated during 2009 was mostly used to pay down more than $300 million of debt, and our performance was instrumental in our ability to undertake refinancings that moved a significant portion of nearer-term maturities to 2016 and beyond.

Other significant items included in our 2009 financial results are the following:

•

We incurred $47.8 million in restructuring expenses compared to $33.4 million in 2008, as we continuously redesign and optimize business and work processes. The 2009 amount includes $20.2 million of non-cash asset impairment charges associated with plant closings, as we move to a more optimal manufacturing footprint.

•	A pension settlement charge of $21.4 million was recognized in 2009, as a result of an unusually high level of lump-sum payments made to employees retiring in the U.S.

•	In connection with our debt repayments and refinancings, we recognized a $20.5 million loss on early extinguishment of debt.

2010 Outlook

We are stepping up our growth efforts as we see the beginning of an economic recovery that should create increased demand for our expertise in creating an efficient, recyclable and reliable source of clean industrial water. Also, as energy costs continue to rise, our energy production and efficiency expertise has increased value to energy customers pursuing natural resources and industrial customers concerned with efficient use of energy and cost control. Against this backdrop of growing demand and our proven ability to strengthen our capabilities, even in a tumultuous business environment such as 2009, our priorities in 2010 will start, as always, with safety, and will continue the focus on activities that improve our top and bottom line results.

•	First, continue to improve our safety performance.

•

Second, generate focused, profitable growth by pursuing high-growth geographies and industry segments, maintaining technological leadership, building upon our existing customer base, and benefiting from our global resource advantage.

•

Third, increase the amount of time that our sales teams spend in front of customers identifying new performance improvement opportunities, creating solutions and selling new business, while reducing time spent on administrative tasks and low-value activities.

•	Fourth, continue to achieve improvements in productivity, with a goal of at least $100 million in cost savings and efficiency gains.

•	Fifth, generate Free Cash Flow of more than $100 million, recognizing that returning to growth will require more working capital dollars and capital investment.

•

Sixth, continue to strengthen our future, by training and developing our employees, strengthening our technology leadership through continued market-focused innovation, building the Nalco brand, and increasing customer loyalty through a broader and more thorough implementation of our Six Service Standards approach to customer service management.

We are optimistic about the success we can achieve in 2010 in a slowly recovering economy, because of our demonstrated capabilities in creating value for our customers and the increased customer emphasis on water, energy and air issues that drive our clean technology business.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Consolidated

Net sales for the year ended December 31, 2009 were $3,746.8 million, a decrease of 11.1% from the $4,212.4 million reported for the year ended December 31, 2008. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales declined 6.9% as a result of the weak global economic environment. Changes in foreign currency translation rates accounted for a 3.4% drop in our sales, and the 2008 divestiture of our Finishing Technologies surface treatment business accounted for the majority of the remaining 0.8% sales decline. Nominal, or actual, sales were lower in every region, with Europe, Africa and Middle East down 16.8%, and North America, Asia/Pacific and Latin America down 11.3%, 4.6%, and 3.6% respectively. On an organic basis, Latin America grew 5.2%, but North America reported an organic decline of 9.6%, Europe, Africa and Middle East was down 9.1%, and Asia/Pacific was lower by 2.2%.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,709.8 million for the year ended December 31, 2009 dropped $124.3 million, or 6.8%, from the $1,834.1 million for 2008.

On an organic basis, gross profit decreased by 2.4%, driven by the 6.9% organic sales decline; however, the decline was successfully tempered by cost savings and process efficiencies. As a result, the gross profit margin improved by 2.1 percentage points to 45.6% in 2009 compared to 43.5% in 2008.

Selling, administrative, and research expenses for the year ended December 31, 2009 of $1,210.2 million decreased $39.8 million, or 3.2%, from the $1,250.0 million for the year ended December 31, 2008. Organically, selling, administrative, and research expenses increased by $10.4 million, or 0.8%. Lower selling expenses, reflecting cost reductions and efficiencies achieved, were offset by higher administrative costs resulting from a settlement charge of $21.4 million for the principal U.S. pension plan, consulting costs to assist us with certain elements of our productivity initiatives, higher incentive plan expenses, and software asset write-offs.

Amortization of intangible assets was $47.9 million and $56.8 million for the year ended December 31, 2009 and 2008, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method that declines over time.

Restructuring expenses were $47.8 million and $33.4 million for the year ended December 31, 2009 and 2008, respectively. In addition to employee severance and related costs associated with the continuing redesign and optimization of business and work processes, the 2009 amount also includes $20.2 million of asset impairment charges associated with planned plant closings to move to a more optimal manufacturing footprint.

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

Other income (expense), net was a net expense of $ 17.6 million and $17.4 million for the year ended December 31, 2009 and 2008, respectively. A $12.6 million favorable change in foreign currency transaction gains and losses and other favorable period-over-period changes were offset by a $20.5 million loss on extinguishment of debt in 2009.

Net interest expense, defined as the combination of interest income and interest expense, of $250.6 million for the year ended December 31, 2009 was comparable to the $250.5 million reported for the year ended December 31, 2008. The impacts of slightly lower average debt levels compared to the year-ago period and lower interest expense on our euro-denominated debt due to translation rate changes were offset by higher interest expense on our senior discount notes.

The tax provision for 2009 resulted in a 50.0% effective income tax rate, significantly higher than the U.S. federal statutory tax rate of 35%. This mostly resulted from an increase in valuation allowances of $29.0 million during 2009, which added 21.4 percentage-points to the effective income tax rate. The valuation allowances were recorded for deferred tax assets that are not likely to be realized, and were due to losses in specific jurisdictions and reduced ability to utilize certain tax loss carryforwards. Restructuring expenses, primarily in Europe, were a significant cause of the losses.

Our 2009 effective tax rate was favorably impacted by 4.0 percentage-points because we reduced our deferred tax liabilities for future U.S. state income taxes, primarily due to favorable law changes in key states related to apportioning of income.

The tax provision for 2008 resulted in tax expense on a pretax loss primarily because of two transactions that resulted in expensing goodwill for book purposes that had very little tax basis. The larger of the two transactions was the impairment of $544.2 million of goodwill that only had $93.7 million of tax basis. As a result, pretax income was reduced by $544.2 million, while the tax provision was only reduced $35.6 million. The second transaction was the sale of the Finishing Technologies surface treatment business, which resulted in $28.3 million of goodwill being expensed with only $1.6 million of tax benefit. The overall Finishing Technologies sale resulted in $38.1 million of pretax gain and $23.2 million of tax expense.

With these two transactions removed, the Adjusted Effective Tax Rate for 2008 was 29.6% as shown below:

(dollars in millions)	Reported Results	Goodwill Impairment	Finishing Technologies Divestiture	Excluding Impairment Charge & Divestiture Gain
Income (loss) before tax	$280.1	$(544.2)	$38.1	$226.0
Tax expense (benefit)	54.5	(35.6)	23.2	66.9
Effective tax rate	(19.5)%	6.5%	60.9%	29.6%

We believe excluding these two items from the actual effective tax rate provides a better basis for comparison to other periods.

During 2008, our U.S. tax position changed such that we are now able to credit rather than deduct certain foreign taxes. The ability to credit removes nearly all of the incremental tax cost of repatriating dividends to the U.S. from our foreign subsidiaries. The ability to credit also reduces our expense related to most withholding taxes incurred by the U.S. parent company. The 2008 tax benefit of being able to credit foreign taxes was to release $35.4 million of valuation allowance related to prior year credits, and to further reduce 2008 expense by $29.4 million related to 2008 withholding taxes and foreign dividends, and other foreign taxes.

We assessed the realizability of the foreign tax credit carryforwards by considering historical trends and future projections of U.S. taxable income, including temporary differences. Our historical U.S. GAAP income includes significant expenses that are not deductible for U.S. tax purposes, including the 2008 impairment charge, which accelerates the use of the carryforwards on our tax returns. Utilization of the foreign tax credits is dependent upon future U.S. taxable income with the appropriate attributes. The U.S. income expectations were evaluated along with the expiration dates of the carryforwards, and we concluded that recognition of the tax benefits was appropriate.

Also during 2008, we provided valuation allowances on deferred tax assets in the U.K., primarily related to tax loss carryforwards and future pension obligations. The tax impact was to increase 2008 tax expense by $20.4 million.

Both 2009 and 2008 were also impacted by foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expense and other permanent differences. See Note 10 of our consolidated financial statements included in Item 8 of this Annual Report for an analysis of the difference between the U.S. statutory federal tax rate and the effective income tax rate.

Net earnings attributable to noncontrolling interests declined by $0.6 million to $7.4 million for the year ended December 31, 2009 from $8.0 million in 2008, mainly as the result of a decrease in earnings in our Nalco Mobotec Air Protection Technology business.

Segment Reporting

Net sales by reportable segment for the years ended December 31, 2009 and 2008 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2009	2008	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$1,662.4	$1,919.0	(13.4)%	(4.0)%	(1.7)%	(7.7)%
Paper Services	666.0	778.0	(14.4)%	(2.6)%	—	(11.8)%
Energy Services	1,418.4	1,515.4	(6.4)%	(3.1)%	0.2%	(3.5)%

Net sales	$3,746.8	$4,212.4	(11.1)%	(3.4)%	(0.8)%	(6.9)%

Water Services reported sales of $1,662.4 million for the year ended December 31, 2009, a 13.4% decrease from the year ended December 31, 2008. On an organic basis, sales declined 7.7%, with some of the most significant decreases reported by the mining, manufacturing, and metals business. Geographically, every region reported lower sales, although Latin America ended the year with a 2.8% organic increase over 2008. The 1.7% decrease in sales from acquisitions/divestitures was attributable to the divestiture of our Finishing Technologies surface treatment business in September 2008, partly offset by the Crossbow acquisition in March 2009.

Paper Services reported sales of $666.0 million for the year ended December 31, 2009, a 14.4% decrease from the $778.0 million reported for 2008. Organic revenues declined 11.8% due to continued weakness in the market across all regions, except Latin America, where sales grew 4.6%.

Energy Services reported sales of $1,418.4 million for the year ended December 31, 2009, a 6.4% decline from the $1,515.4 million for the year-ago-period. Organically, sales decreased 3.5%, which was mostly attributable to our Adomite business in North America, due to the slowdown in drilling rig activity during 2009. The decline in Adomite revenues was partly offset by organic growth in the Upstream Oilfield business, with improvements reported by all regions except North America, which reported slightly lower organic sales from 2008.

Direct contribution by reportable segment for the years ended December 31, 2009 and 2008 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2009	2008	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$322.4	$370.8	(13.1)%	(4.2)%	(1.8)%	(7.1)%
Paper Services	117.7	101.9	15.5%	(4.2)%	—	19.7%
Energy Services	314.9	315.5	(0.2)%	(3.3)%	(0.3)%	3.4%

Direct contribution of Water Services was $322.4 million for the year ended December 31, 2009, a decrease of 13.1% from the $370.8 million reported for the year-ago period. Organically, direct contribution deceased 7.1%, as the impact of lower sales volumes more than offset productivity savings and cost controls. The 1.8% decrease in direct contribution from acquisitions/divestitures was mostly attributable to the September 2008 sale of the Finishing Technologies surface treatment business.

Paper Services reported direct contribution of $117.7 million for the year ended December 31, 2009, a 15.5% improvement over the direct contribution of $101.9 million reported for the year ended December 31, 2008. Organically, direct contribution grew 19.7%, reflecting the positive results of organizational changes, productivity savings and cost controls, which more than offset the organic sales decrease. As a result, direct contribution as a percent of sales rose to 17.7% in 2009 from 13.1% in 2008.

Energy Services reported direct contribution of $314.9 million for the year ended December 31, 2009, comparable to the $315.5 million reported for 2008. On an organic basis, direct contribution rose 3.4%, despite the 3.5% organic sales decline, as a result of cost controls and productivity savings. Direct contribution as a percent of sales increased to 22.2% in 2009 from 20.8% in 2008.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Consolidated

Net sales for the year ended December 31, 2008, exceeding $4.0 billion for the first time, were $4,212.4 million, an increase of 7.7% over the $3,912.5 million reported for the year ended December 31, 2007. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales were up 7.8%. Every geographic region reported organic growth, including Europe, where previous sales declines reversed, and Asia/Pacific, where the economic downturn was experienced first and more severely than other regions.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,834.1 million for the year ended December 31, 2008 rose $74.4 million, or 4.2%, over the $1,759.7 million for 2007. On an organic basis, gross profit increased by 3.6%. Contributing to the improvement were the impacts of higher sales volumes and cost savings, which were partly offset by higher product and freight costs. A $12.3 million business interruption insurance settlement from the 2005 U.S. Gulf hurricanes that we received in 2007 also benefited that year. Gross profit margin for the year ended December 31, 2008 declined to 43.5% compared to 45.0% for the year ended December 31, 2007, mostly as the result of increases in direct material and freight costs of $170.5 million that were not fully offset by $159.2 million of price increases.

Selling, administrative, and research expenses for the year ended December 31, 2008 of $1,250.0 million increased $43.9 million, or 3.6%, from $1,206.1 million for the year ended December 31, 2007. Organically, selling, administrative, and research expenses grew by $17.0 million, or 1.4%. The greatest portion of this increase was attributable to selling expense, as a result of our higher salaries, employee incentives, employee benefits, training, travel, and outside services, as we invested in the hiring and training of our sales force in growth markets. Administrative expenses actually declined by $26.1 million on an organic basis, partly because 2007 expenses included $12.0 million of compensation cost for a grant of nonvested common stock as part of an agreement with our former Chairman and Chief Executive Officer, Dr. William H. Joyce, who retired effective December 30, 2007. In addition, outside consulting costs related to our work process redesign and legal entity restructuring initiatives were significantly higher in 2007.

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

Net interest expense, defined as the combination of interest income and interest expense, of $250.5 million for the year ended December 31, 2008 decreased by $14.4 million from the $264.9 million reported for the year ended December 31, 2007. Translation rate changes due to the weaker U.S. dollar versus the euro increased interest expense by $3.6 million, and accretion of our senior discount notes was $3.2 million higher than in 2007. However, lower interest rates on our variable rate debt and slightly lower average debt levels compared to 2007 more than offset these increases.

The tax provision for 2008 resulted in tax expense on a pretax loss primarily because of two transactions that resulted in expensing goodwill for book purposes that had very little tax basis. The larger of the two transactions was the impairment of $544.2 million of goodwill that only had $93.7 million of tax basis. As a result, pretax income was reduced by $544.2 million, while the tax provision was only reduced $35.6 million. The second transaction was the sale of the Finishing Technologies surface treatment business, which resulted in $28.3 million of goodwill being expensed with only $1.6 million of tax benefit. The overall Finishing Technologies sale resulted in $38.1 million of pretax gain and $23.2 million of tax expense.

With these two transactions removed, the Adjusted Effective Tax Rate for 2008 was 29.6% as shown below:

(dollars in millions)	Reported Results	Goodwill Impairment	Finishing Technologies Divestiture	Excluding Impairment Charge & Divestiture Gain
Income (loss) before tax	$(280.1)	$(544.2)	$38.1	$226.0
Tax expense (benefit)	54.5	(35.6)	23.2	66.9
Effective tax rate	(19.5)%	6.5%	60.9%	29.6%

We believe excluding these two items from the actual effective tax rate provides a better basis for comparison to other periods. The Adjusted Effective Tax Rate of 29.6% compares to the 2007 rate of 33.6%. In 2007, the effective tax varied from the U.S. federal statutory rate of 35% primarily due to incremental U.S. federal income taxes on dividends received from non-U.S. subsidiaries, foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences between income and expense for financial statement and tax purposes. Except as described below, these differences also apply to 2008.

During 2008, our U.S. tax position changed such that we are now able to credit rather than deduct certain foreign taxes. The ability to credit removes nearly all of the incremental tax cost of repatriating dividends to the U.S. from our foreign subsidiaries. The ability to credit also reduces our expense related to most withholding taxes incurred by the U.S. parent company. The 2008 tax benefit of being able to credit foreign taxes was to release $35.4 million of valuation allowance related to prior year credits, and to further reduce 2008 expense by $29.4 million related to 2008 withholding taxes and foreign dividends, and other foreign taxes.

We assessed the realizability of the foreign tax credit carryforwards by considering historical trends and future projections of U.S. taxable income, including temporary differences. Our historical U.S. GAAP income includes significant expenses that are not deductible for U.S. tax purposes, including the impairment charge in 2008, which accelerates the use of the carryforwards on our tax returns. Utilization of the foreign tax credits is dependent upon future U.S. taxable income with the appropriate attributes. The U.S. income expectations were evaluated along with the expiration dates of the carryforwards, and we concluded that recognition of the tax benefits was appropriate.

Also during 2008, we provided valuation allowances on deferred tax assets in the U.K., primarily related to tax loss carryforwards and future pension obligations. The tax impact was to increase 2008 tax expense by $20.4 million.

Net earnings attributable to noncontrolling interests remained relatively flat, declining by $0.2 million to $8.0 million for the year ended December 31, 2008.

Segment Reporting

Net sales by reportable segment for the years ended December 31, 2008 and 2007 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2008	2007	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$1,919.0	$1,846.0	4.0%	1.8%	(3.2)%	5.4%
Paper Services	778.0	778.4	—	2.1%	—	(2.1)%
Energy Services	1,515.4	1,288.1	17.6%	0.6%	(0.4)%	17.4%

Net sales	$4,212.4	$3,912.5	7.7%	1.5%	(1.6)%	7.8%

Water Services reported sales of $1,919.0 million for the year ended December 31, 2008, a 4.0% increase over the year ended December 31, 2007. On an organic basis, sales rose 5.4% and more than offset the loss of $79.5 million in revenues earned in 2007 by our waste coal agglomeration (synfuel) business that ended with a December 31, 2007 tax code expiration.

Paper Services reported sales of $778.0 million for the year ended December 31, 2008, comparable to the $778.4 million reported for 2007. Organically, sales were down 2.1% from 2007, which reflected a sharp deterioration in paper market conditions. Only Latin America reported good organic growth in 2008 over 2007.

Energy Services reported sales of $1,515.4 million for the year ended December 31, 2008, a 17.6% improvement over the $1,288.1 million for 2007. Organically, sales increased 17.4%, spurred by strong double-digit increases for the year in the Upstream Oilfield and Adomite business units.

Direct contribution by reportable segment for the years ended December 31, 2008 and 2007 may be compared as follows:

	Year Ended December 31			Attributable to Changes in the Following Factors
(dollars in millions)	2008	2007	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$370.8	$368.6	0.6%	2.4%	(6.6)%	4.8%
Paper Services	101.9	127.1	(19.8)%	1.7%	—	(21.5)%
Energy Services	315.5	283.1	11.4%	0.8%	(0.2)%	10.8%

Direct contribution of Water Services was $370.8 million for the year ended December 31, 2008, an increase of 0.6% from the $368.6 million reported for 2007 which included the synfuel business. Organically, direct contribution improved 4.8%, as a result of the 5.4% organic increase in sales. Gross earnings as a percent of sales were unchanged from 2007 at 47.8% during a year of rapid product and freight cost increases, and total operating expenses were up 4.0% organically.

Paper Services reported direct contribution of $101.9 million for the year ended December 31, 2008, a 19.8% decline from the direct contribution of $127.1 million reported for the year ended December 31, 2007. Organically, direct contribution was down 21.5%, as improvements in Latin America sales and profitability were more than offset by declines in other regions. Operating expenses were up down 1.2% organically.

Energy Services reported direct contribution of $315.5 million for the year ended December 31, 2008, an 11.4% increase over the $283.1 million reported for 2007. On an organic basis, direct contribution rose 10.8%. Higher sales volumes drove this growth, but higher product costs reduced gross earnings to 42.2% of sales from 44.8% in 2007. Investments in additional manpower contributed to increased compensation costs that drove operating expenses up 8.5% organically, with related increases in travel and outside services.

Liquidity and Capital Resources

Operating activities.    Historically, our main source of liquidity has been our solid cash flow generated by operating activities. For the year ended December 31, 2009, cash provided by operating activities was $593.8 million, an increase of $310.7 million over 2008. The improvement was mostly the result of lower inventory and accounts receivable levels, which resulted in favorable changes from 2008 of $209.9 million and $151.7 million, respectively.

For the year ended December 31, 2008, cash provided by operating activities was $283.1 million, a decrease of $40.3 million from 2007. The decline was mostly the result of higher inventory levels, which utilized $92.8 million of cash in 2008. A $37.4 million favorable change from 2007 in cash used for accounts receivable offset part of the higher cash usage for inventories.

Investing activities.    Net property additions of $102.2 million accounted for most of the $135.8 million of cash used for investing activities during the year ended December 31, 2009. The remainder was mostly attributable to $27.6 million of cash used for business acquisitions. We acquired the assets and business of Crossbow Water for $22.1 million in March 2009, and we paid $5.5 million of contingent consideration related to acquisitions made prior to 2009.

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

Financing activities.    Net cash used to decrease borrowings of $307.0 million accounted for more than three-fourths of the $398.6 million of net cash used for financing activities for the year ended December 31, 2009. We repaid $0.7 billion of term loans and nearly $1.0 billion of senior notes that were due to mature in 2010 and 2011, respectively, using cash from operations and the proceeds from new term loan borrowings of $1.0 billion and a new senior notes issue of $0.5 billion. Most of the new term loan borrowings become due in 2016, and the new senior notes mature in 2017. Operating cash was also used to repay $98.0 million of borrowings under an accounts receivable securitization facility. Other significant financing cash outflows during 2009 included $54.7 million to issue the new debt, a $9.2 million premium to redeem a portion of the 2011 senior notes, and common stock dividends of $19.3 million.

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

On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. Under the program, we repurchased 4.6 million of our common shares at a cost of $108.0 million in 2007 and 4.9 million shares at a cost of $103.3 million in 2008, with the last purchase made on November 11, 2008.

Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Our primary source of liquidity will continue to be cash flow generated from operations, but we also have availability under a $250 million revolving credit facility and a $160 million receivables facility that matures in June 2010, in each case subject to certain conditions. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

On May 13, 2009, Nalco Company, an indirect subsidiary of Nalco Holding Company, entered into new senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a revolving credit facility expiring in May 2014 (the “New Revolving Credit Facility”) and a $750.0 million term loan facility expiring in May 2016 (the “New Term Loan B”). The New Revolving Credit Facility provides for borrowings of up to $250.0 million and replaced the former $250.0 million revolving credit facility that would have otherwise expired on November 4, 2009. The U.S. dollar equivalent of $150.0 million under the New Revolving Credit Facility can be used, subject to certain collateral obligations, for borrowings by Nalco Company and certain non-U.S. subsidiaries in euros, pounds sterling and other currencies to be agreed. At December 31, 2009, no borrowings were outstanding under the New Revolving Credit Facility.

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

The terms of the New Senior Secured Credit Facilities also allowed us to make future additional term loan borrowings of up to $250.0 million on terms to be agreed with future lenders. On November 25, 2009, we entered into Amendment No. 1 (the “Amendment”) to the New Senior Secured Credit Facilities, which increased the amount of future additional term loan borrowings from $250.0 million to $550.0 million. The Amendment required that after giving effect to the incurrence of any such additional term loans and the application of the proceeds of such term loans to redeem our 7 3/4% senior notes due 2011, no more than $200.0 million of the 7 3/4% senior notes due 2011 could remain outstanding. The Amendment also permitted us to use up to $200.0 million of our cash to redeem our 7 3/4% senior notes due 2011 for a period of 180 days from the date of the Amendment, which was done.

On December 7, 2009, Nalco Company entered into a Joinder Agreement to the New Senior Secured Credit Facilities that provided for an additional $300.0 million term loan credit facility expiring in May 2016 (the “Term Loan C”). We borrowed the full amount of Term Loan C on December 7, 2009, at a discount of $27.0 million, or 9.00%, of such new term loan.

Borrowings under the New Revolving Credit Facility, New Term Loan B and Term Loan C bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the New Revolving Credit Facility ranges from 2.00% to 3.00% with respect to base rate borrowings and 3.00% to 4.00% with respect to LIBOR or Eurocurrency borrowings depending on our leverage ratio as defined by the revolving credit agreement. The initial margin for the New Revolving Credit Facility is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under New Term Loan B is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings, with a base rate floor of 4.00% and a LIBOR or Eurocurrency floor of 3.00%. The applicable margin for borrowings under Term Loan C is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings.

New Term Loan B and Term Loan C are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on May 13, 2016.

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

The New Senior Secured Credit Facilities and Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends and distributions or repurchase certain capital stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business; and enter into hedging agreements. In addition, the New Senior Secured Credit Facilities and Notes require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a senior secured leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at December 31, 2009.

Net proceeds from New Term Loan B and the Notes were used to repay the remaining $15.0 million balance of the existing term loan A maturing on November 4, 2009, to repay $720.0 million of the existing term loan B maturing on November 4, 2010, and to redeem $475.0 million aggregate principal amount of senior notes due November 2011. Available cash and net proceeds from Term Loan C were used to redeem €200.0 million aggregate principal amount of senior notes due November 2011 and the remaining $190.0 million aggregate principal amount of senior notes due November 2011. We refer to these transactions, the issuance of the Notes, and our entry into the New Revolving Credit Facility, New Term Loan B and Term Loan C, collectively, as the “Refinancing.”

As a result of the Refinancing, we incurred a $20.5 million loss on extinguishment of debt, which is included in other income (expense), net. The loss was comprised of $10.4 million of accelerated amortization of deferred financing costs related to the existing term loans and senior notes, a $9.2 million premium paid to redeem the $475.0 million of existing senior notes, and $0.9 million of other related charges.

In connection with the Refinancing, we recorded deferred financing costs of $54.7 million related to the New Revolving Credit Facility, New Term Loan B, Term Loan C and the Notes, which will be amortized over their respective terms.

Senior credit facilities.    Our senior credit facilities that were entered into in November 2003 initially included a revolving credit facility expiring on November 4, 2009, a $300.0 million term loan A facility (including an €88.0 million tranche) maturing on November 4, 2009 and a $1,300.0 million term loan B facility maturing on November 4, 2010.

At December 31, 2009, the outstanding balance of the term loan B facility was $167.0 million. Borrowings under the term loan B facility bear interest at a floating base rate plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings.

The senior credit facilities that were entered into in November 2003 contain a number of covenants that, among other things, require Nalco Company to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. We were in compliance with all covenants at December 31, 2009.

Senior discount notes, senior notes and senior subordinated notes.    In November 2003, Nalco Company issued $665.0 million aggregate principal amount of 7 3/4% U.S. dollar-denominated senior notes due 2011, €200.0 million aggregate principal amount of 7 3/4% euro-denominated senior notes due 2011, $465.0 million aggregate principal amount of 8 7/8% U.S. dollar-denominated senior subordinated notes due 2013 and €200.0 million aggregate principal amount of 9% euro-denominated senior subordinated notes due 2013. As part of the Refinancing, Nalco Company redeemed the $665.0 million aggregate principal amount of 7 3/4% U.S. dollar-denominated senior notes due 2011 and the €200.0 million aggregate principal amount of 7 3/4% euro-denominated senior notes due 2011.

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

The indentures governing the senior subordinated notes and the senior discount notes limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase certain capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by our restricted subsidiaries;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

Subject to certain exceptions, the indentures governing the senior subordinated notes and the senior discount notes permit our restricted subsidiaries and us to incur additional indebtedness, including secured indebtedness.

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of December 31, 2009, the aggregate outstanding balance under these local lines of credit was approximately $52.7 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

Receivables facility.    Nalco Company entered into a three-year receivables facility on June 22, 2007 that provides up to $160 million in funding from a commercial paper conduit sponsored by Bank of America, N.A., one of the lenders under Nalco Company’s senior credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

Availability of funding under the receivables facility in a given month depends primarily upon the outstanding trade accounts receivable balance at the end of the previous month. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. As of December 31, 2009, we had no outstanding borrowings under this facility, although there was $121.0 million of available funding based on the amount of receivables eligible for financing as of November 30, 2009.

This facility is treated as a general financing agreement resulting in the borrowings and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Contractual Obligations and Commitments

The following table summarizes our expected cash outflows resulting from our contractual obligations as of December 31, 2009:

	Payments Due By Period
(dollars in millions)	Total	2010	2011 to 2012	2013 to 2014	2015 and beyond
Contractual Obligations:
Debt obligations:
Principal	$2,927.2	$177.5	$21.2	$1,234.8	$1,493.7
Interest	1,081.5	209.8	412.7	292.0	167.0

Total debt obligations	4,008.7	387.3	433.9	1,526.8	1,660.7
Operating lease obligations (1)	279.9	35.2	68.2	32.9	143.6
Purchase obligations (2)	—	—	—	—	—
Other long-term liabilities (3)(4)	171.7	50.0	100.0	21.7	—

Total	$4,460.3	$472.5	$602.1	$1,581.4	$1,804.3

(1)	Represents future minimum rental payments related to administrative, research, manufacturing, and warehouse facilities. Operating leases are also in place for vehicles and office equipment, the amounts of which are not readily available.

(2)	Excluded from the table are open purchase orders for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.

(3)	Does not reflect obligations under the Contribution Agreement relating to our Profit Sharing and Savings Plan, for which Suez has agreed to reimburse us. Our remaining obligations under the Contribution Agreement will be satisfied in 2010.

(4)	The amounts in long-term liabilities represent our expected pension funding for the principal domestic defined benefit pension plan. We currently intend to contribute approximately $50.0 million each year until the plan is fully funded, although this could increase or decrease as a result of changes in interest rates and returns on plan assets from what is currently assumed.

Our contractual obligations and commitments over the next several years are significant. Our primary source of liquidity will continue to be cash flow generated from operations. In the period January 1, 2007 through December 31, 2009, our cumulative cash flow from operations was $1,200.3 million. We have availability under a $250 million revolving credit facility to assist us, if required, in meeting our working capital needs and other contractual obligations. This multi-year revolving credit facility matures in May 2014. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. At December 31, 2009, we had $231.6 million of borrowing capacity available under our revolving credit facility, which reflects no outstanding borrowings and reduced availability as a result of $18.4 million in outstanding letters of credit.

We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements. Our ability to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things.

The following table summarizes our expected cash outflows resulting from commercial commitments as of December 31, 2009. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Amount of Commitment Expiration Per Period
(dollars in millions)	Total	2010	2011 to 2012	2013 to 2014	2015 and beyond
Commercial Commitments:
Standby letters of credit (1)	$47.8	$44.9	$2.8	$0.1	$—
Guarantees	—	—	—	—	—
Other commercial commitments	0.7	0.7	—	—	—

Total	$48.5	$45.6	$2.8	$0.1	$—

(1)	The final maturity of current instruments is subject to annual renewal.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or unconsolidated special purpose entities.

Recent Accounting Pronouncements

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements in the financial statements. In February 2008, the FASB issued authoritative guidance that delayed by one year the effective date for applying the guidance for fair value measurements to nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. We adopted the authoritative guidance for fair value measurements for our nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis effective January 1, 2009, which did not have a material impact on our financial statements.

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

In March 2008, the FASB issued authoritative guidance that amends and expands the disclosure requirements of earlier guidance with regard to derivatives and hedging activities. We adopted the guidance effective January 1, 2009. See Note 17 of our consolidated financial statements included in Item 8 of this Annual Report.

In December 2008, the FASB issued authoritative guidance to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. The guidance is effective for fiscal years ending after December 15, 2009. The additional disclosures are included in Note 14 of our consolidated financial statements included in Item 8 of this Annual Report. Adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

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

In August 2009, the FASB issued authoritative guidance on measuring the fair value of liabilities. The guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to use one or more of the following valuation techniques to measure fair value: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices of similar liabilities or similar liabilities when traded as assets, and (3) an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the entity would pay to transfer the identical liability or would receive to enter into the identical liability. The guidance was effective for the first interim or annual reporting period beginning after its issuance (our fourth quarter of 2009). Adoption of the guidance did not have a material impact on our financial statements.

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

We are subject to inherent risks attributed to operating in a global economy. We may utilize derivative financial instruments as necessary to manage foreign currency exchange rate risks. We manage foreign currency exchange risk arising from financial activities pursuant to our corporate guidelines. Forward contracts and, occasionally, swaps and options are utilized to protect these cash flows from adverse movements in exchange rates, and we account for these instruments by marking them to market at each balance sheet date. We may also employ hedge accounting as permitted by authoritative guidance issued by the FASB. In addition, we use certain foreign currency debt as a hedge of the foreign currency exposure of a portion of our net investment in foreign operations.

Upon issuance, we designated the €200.0 million aggregate principal amount of 7 3/4% senior notes due 2011, the €200.0 million aggregate principal amount of 9% senior subordinated notes due 2013, and an €88.0 million term loan as a hedge of our net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income, to offset changes in the value of our net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency. The carrying value of euro-denominated debt designated as a net investment hedge was $287.7 million at December 31, 2009.

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. For the year ended December 31, 2009, we recorded a $22.4 million non-cash pretax loss in the accumulated foreign currency translation adjustment account related to this hedge. No hedge ineffectiveness was recorded in income.

We also manage operational (transactional) foreign currency risk, particularly in emerging markets, by closely managing both pricing and raw material sourcing. Risks associated with foreign exchange translation exposures are not hedged.

We have exposure to fluctuations in foreign currency exchange rates. Based on our derivative foreign currency instruments outstanding at December 31, 2009 and 2008, a 10% strengthening or weakening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a gain or loss in fair values of less than $5.8 million and $2.7 million for the respective year.

At December 31, 2009, we had $1,224.1 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $12.2 million per year.

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

Nalco Holding Company and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nalco Holding Company

We have audited the accompanying consolidated balance sheets of Nalco Holding Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nalco Holding Company and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted new rules regarding the accounting, presentation and disclosure requirements for noncontrolling interests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nalco Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nalco Holding Company

We have audited Nalco Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nalco Holding Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nalco Holding Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nalco Holding Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 26, 2010

Nalco Holding Company and Subsidiaries

Consolidated Balance Sheets

(dollars in millions)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$127.6	$61.8
Trade accounts receivable, less allowances of $17.8 and $23.8 in 2009 and 2008, respectively	681.2	774.0
Inventories	313.8	411.8
Deferred income taxes	25.6	25.7
Prepaid expenses, taxes and other current assets	96.6	114.4

Total current assets	1,244.8	1,387.7
Property, plant, and equipment, net	678.1	703.7
Goodwill	1,800.0	1,700.1
Other intangible assets, net	1,055.9	1,076.4
Deferred financing costs	60.9	24.4
Receivable from former shareholder	—	3.4
Other noncurrent assets	125.1	146.3

Total assets	$4,964.8	$5,042.0

Liabilities and equity
Current liabilities:
Accounts payable	$315.4	$299.2
Accrued expenses	192.6	199.2
Accrued compensation	139.0	110.2
Short-term debt	229.8	93.8
Income taxes	49.0	32.5

Total current liabilities	925.8	734.9
Long-term debt	2,714.3	3,129.6
Deferred income taxes	202.9	258.8
Accrued pension benefits	418.1	322.2
Other liabilities	212.1	183.8
Equity:
Nalco Holding Company shareholders’ equity:
Common stock	1.4	1.4
Additional paid-in capital	776.1	764.5
Treasury stock	(211.3)	(211.3)
Accumulated deficit	(227.8)	(268.8)
Accumulated other comprehensive income	133.2	107.5

Nalco Holding Company shareholders’ equity	471.6	393.3
Noncontrolling interests	20.0	19.4

Total equity	491.6	412.7

Total liabilities and equity	$4,964.8	$5,042.0

See notes to consolidated financial statements.

Nalco Holding Company and Subsidiaries

Consolidated Statements of Operations

(dollars in millions, except per share amounts)

	Year ended December 31
	2009	2008	2007
Net sales	$3,746.8	$4,212.4	$3,912.5
Operating costs and expenses:
Cost of product sold	2,037.0	2,378.3	2,152.8
Selling, administrative and research expenses	1,210.2	1,250.0	1,206.1
Amortization of intangible assets	47.9	56.8	62.1
Restructuring expenses	47.8	33.4	15.3
Gain on divestiture	—	(38.1)	—
Impairment of goodwill	—	544.2	—

Total operating costs and expenses	3,342.9	4,224.6	3,436.3

Operating earnings (loss)	403.9	(12.2)	476.2
Other income (expense), net	(17.6)	(17.4)	(4.8)
Interest income	3.9	8.3	9.1
Interest expense	(254.5)	(258.8)	(274.0)

Earnings (loss) before income taxes	135.7	(280.1)	206.5
Income tax provision	67.8	54.5	69.3

Net earnings (loss)	67.9	(334.6)	137.2
Less: Net earnings attributable to noncontrolling interests	7.4	8.0	8.2

Net earnings (loss) attributable to Nalco Holding Company	$60.5	$(342.6)	$129.0

Net earnings (loss) per share attributable to Nalco Holding Company common shareholders:
Basic	$0.44	$(2.44)	$0.90

Diluted	$0.44	$(2.44)	$0.88

Weighted-average shares outstanding (millions):
Basic	138.2	140.1	143.2

Diluted	138.6	140.1	146.7

See notes to consolidated financial statements.

Nalco Holding Company and Subsidiaries

Consolidated Statements of Equity

(dollars in millions, except per share amounts)

	Nalco Holding Company Shareholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at January 1, 2007	143,055,013	$1.4	—	$—	$740.9	$(16.2)	$164.8	$12.6
Share-based compensation	56,249	—	—	—	8.8	—	—	—
Warrant exercise	1,265,806	—	—	—	—	—	—	—
Purchases of treasury stock	—	—	4,588,500	(108.0)	—	—	—	—
Dividends on common stock ($0.14 per share)	—	—	—	—	—	(20.0)	—	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	(6.0)
Other changes in noncontrolling interests	—	—	—	—	—	—	—	0.4
Adoption of uncertain tax position standard	—	—	—	—	—	7.9	—	—
Net earnings	—	—	—	—	—	129.0	—	8.2	$137.2
Other comprehensive income (loss):
Net actuarial gains — net of tax of $26.4	—	—	—	—	—	—	57.5	—	57.5
Net prior service credit — net of tax of $6.5	—	—	—	—	—	—	11.8	—	11.8
Loss on derivatives — net of tax benefit of $0.4	—	—	—	—	—	—	(0.6)	—	(0.6)
Currency translation adjustments — net of tax of $22.3	—	—	—	—	—	—	140.5	1.5	142.0

Comprehensive income								—	347.9
Less: Comprehensive income attributable to noncontrolling interests									9.7

Comprehensive income attributable to Nalco Holding Company									$338.2

Balance at December 31, 2007	144,377,068	1.4	4,588,500	(108.0)	749.7	100.7	374.0	16.7
Share-based compensation	238,647	—	—	—	6.5	—	—	—
Reclassification of restricted stock no longer subject to cash settlement	—	—	—	—	8.0	—	—	—
Warrant exercise	2,126,650	—	—	—	—	—	—	—
Exercise of stock options	21,665	—	—	—	0.3	—	—	—
Increase in redemption value of noncontrolling interest	—	—	—	—	—	(5.1)	—	—
Purchases of treasury stock	—	—	4,947,443	(103.3)	—	—	—	—
Dividends on common stock ($0.14 per share)	—	—	—	—	—	(19.6)	—	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	(7.7)
Other changes in noncontrolling interests	—	—	—	—	—	—	—	(0.3)
Net loss	—	—	—	—	—	(342.6)	—	8.0	$(334.6)
Other comprehensive income (loss):
Net actuarial losses — net of tax benefit of $18.6	—	—	—	—	—	—	(30.7)	—	(30.7)
Net prior service cost — net of tax benefit of $1.6	—	—	—	—	—	—	(5.2)	—	(5.2)
Gain on derivatives — net of tax of $0.8	—	—	—	—	—	—	1.3	—	1.3
Currency translation adjustments — net of tax of $12.3	—	—	—	—	—	—	(231.4)	2.7	(228.7)

Comprehensive loss									(597.9)
Less: Comprehensive income attributable to noncontrolling interests								—	10.7

Comprehensive loss attributable to Nalco Holding Company								—	$(608.6)

Nalco Holding Company and Subsidiaries

Consolidated Statements of Equity (continued)

(dollars in millions, except per share amounts)

	Nalco Holding Company Shareholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Adjustment to adopt ASC 715-20-65-1 measurement provision:
Service cost, interest cost and expected return on plan assets for December 2007, net of tax benefit of $1.4	—	—	—	—	—	(2.7)	—	—
Amortization of net prior service credit for December 2007, net of tax of $0.2	—	—	—	—	—	0.4	(0.4)	—
Amortization of net gain for December 2007, net of tax of $0.1	—	—	—	—	—	0.1	(0.1)	—

Balance at December 31, 2008	146,764,030	1.4	9,535,943	(211.3)	764.5	(268.8)	107.5	19.4
Share-based compensation	308,272	—	—	—	11.1	—	—	—
Warrant exercise	625,299	—	—	—	—	—	—	—
Exercise of stock options	32,930	—	—	—	0.5	—	—	—
Increase in redemption value of noncontrolling interest	—	—	—	—	—	(0.2)	—	—
Dividends on common stock ($0.14 per share)	—	—	—	—	—	(19.3)	—	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	(7.2)
Other changes in noncontrolling interests	—	—	—	—	—	—	—	0.5
Net earnings	—	—	—	—	—	60.5	—	7.4	$67.9
Other comprehensive income (loss):
Net actuarial losses – net of tax benefit of $36.2	—	—	—	—	—	—	(106.4)	—	(106.4)
Net prior service credit – net of tax benefit of $2.1	—	—	—	—	—	—	14.0	—	14.0
Gain on derivatives – net of tax of $0.4	—	—	—	—	—	—	0.6	—	0.6
Currency translation adjustments – net of tax benefit of $8.1	—	—	—	—	—	—	117.5	(0.1)	117.4

Comprehensive income									93.5
Less: Comprehensive income attributable to noncontrolling interests									7.3

Comprehensive income attributable to Nalco Holding Company									$86.2

Balance at December 31, 2009	147,730,531	$1.4	9,535,943	$(211.3)	$776.1	$(227.8)	$133.2	$20.0

See notes to consolidated financial statements.

Nalco Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in millions)

	Year ended December 31
	2009	2008	2007
Operating activities
Net earnings (loss)	$67.9	$(334.6)	$137.2
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	142.3	136.6	132.3
Amortization	47.9	56.8	62.1
Gain on divestiture	—	(38.1)	—
Impairment of goodwill	—	544.2	—
Amortization of deferred financing costs and accretion of senior discount notes	11.0	48.0	45.1
Loss on early extinguishment of debt	20.5	—	—
Equity in earnings of unconsolidated subsidiaries, net of distributions	1.2	1.9	0.9
Deferred income taxes	(6.3)	(30.7)	0.2
Amortization of unearned employee compensation and accretion of obligation	23.3	20.1	28.6
Defined benefit pension plan expense	47.3	45.1	41.4
Defined benefit pension plan contributions	(72.9)	(86.2)	(86.8)
Other, net	42.6	14.2	13.4
Changes in current assets and liabilities:
Trade accounts receivable	133.7	(18.0)	(55.4)
Inventories	117.1	(92.8)	6.2
Accounts payable	7.5	(7.0)	7.3
Other	10.7	23.6	(9.1)

Net cash provided by operating activities	593.8	283.1	323.4
Investing activities
Additions to property, plant, and equipment, net	(102.2)	(133.1)	(114.6)
Business purchases	(27.6)	(21.7)	(28.3)
Net proceeds from divestiture	—	74.1	—
Other investing activities	(6.0)	(14.7)	1.2

Net cash used for investing activities	(135.8)	(95.4)	(141.7)
Financing activities
Cash dividends	(19.3)	(19.7)	(15.1)
Proceeds from long-term debt	1,511.6	34.0	50.2
Payments of long-term debt	(1,772.9)	(70.8)	(40.1)
Short-term debt, net	(45.7)	(65.8)	13.6
Redemption premium on early extinguishment of debt	(9.2)	—	—
Deferred financing costs	(54.7)	—	—
Purchases of treasury stock	—	(103.3)	(108.0)
Other financing activities	(8.4)	(7.3)	(5.9)

Net cash used for financing activities	(398.6)	(232.9)	(105.3)
Effect of foreign exchange rate changes on cash and cash equivalents	6.4	(12.9)	6.2

Increase (decrease) in cash and cash equivalents	65.8	(58.1)	82.6
Cash and cash equivalents at beginning of the period	61.8	119.9	37.3

Cash and cash equivalents at end of the period	$127.6	$61.8	$119.9

Supplemental cash flows information
Cash paid during the period for:
Interest	$234.0	$213.7	$227.8
Income taxes	68.5	84.5	81.4

See notes to consolidated financial statements.

Nalco Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in millions, except per share amounts)

December 31, 2009

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

Reclassifications

Certain reclassifications have been made to the consolidated statements of operations for the years ended December 31, 2008 and 2007 to conform to the current year presentation.

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

2.    Summary of Significant Accounting Policies (continued)

The financial statements of any foreign subsidiaries that operate in highly inflationary environments are translated using a combination of current, average, and historical exchange rates, with the resulting translation impact included in results of operations. Exchange adjustments resulting from transactions executed in different currencies are included in other income (expense), net in the statements of operations.

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

Inventory Valuation

Inventories are valued at the lower of cost or market. Approximately 64% of the inventories at both December 31, 2009 and 2008 are valued using the average cost or first-in, first-out (FIFO) method. The remaining inventories are valued using the last-in, first-out (LIFO) method. Reported inventory amounts would have been $9.7 million and $30.5 million higher at December 31, 2009 and 2008, respectively, if the FIFO method of accounting had been used for all inventories.

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

We have defined our operating segments as our reporting units. We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using a discounted cash flow approach. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed, which is used to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

We test the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology.

We amortize most customer relationship intangibles using a declining-balance method over an estimated useful life of 16 years to reflect the pattern in which the economic benefits of that asset are realized. This amortization method considers the expected rate of customer attrition, which was based on historical attrition data that was also used in estimating the fair value of the customer relationship intangible acquired.

The straight-line method is used for all other assets subject to amortization. Patents and developed technology are primarily being amortized over an estimated useful life of 10 years.

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified in interest expense in the statement of operations, was $7.7 million, $9.7 million and $10.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The liability for asset retirement obligations was $14.7 million and $4.8 million at December 31, 2009 and 2008, respectively, for remediation and demolition activities at certain manufacturing sites where legal obligations associated with the retirement of tangible long-lived assets exist and potential settlement dates can be determined. The liability for other asset retirement obligations cannot currently be measured as the retirement dates are not yet determinable. We will recognize the liability when sufficient information exists to estimate potential settlement dates. The increase in the liability during 2009 was mostly due to additional obligations recognized and revisions in estimated cash flows required to settle certain obligations.

Income Taxes

Income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes being provided for the tax effect of temporary differences between the carrying amount of assets and liabilities and their tax bases.

2.    Summary of Significant Accounting Policies (continued)

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

We record liabilities for income tax uncertainties in accordance with the recognition and measurement criteria prescribed in authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). The tax benefits and related reserves are measured throughout the year, taking into account new legislation, regulations, case law and audit results. We recognize income tax-related interest and penalties within the income tax provision.

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

Selling, Administrative and Research Expenses

Selling expenses, which include the cost of our sales force and marketing staff and their related expenses, were $880.2 million, $972.4 million and $915.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans. Administrative expenses were $255.4 million, $204.1 million and $225.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and development expenses represent the cost of our research and development personnel and their related expenses, including research facilities in the United States, the Netherlands and Singapore.

2.    Summary of Significant Accounting Policies (continued)

Research and development expenses, totaled $74.6 million, $73.5 million and $65.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Research and development costs are charged to expense as incurred.

Recent Accounting Pronouncements

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements in the financial statements. In February 2008, the FASB issued authoritative guidance that delayed by one year the effective date for applying the guidance for fair value measurements to nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. We adopted the authoritative guidance for fair value measurements for our nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis effective January 1, 2009, which did not have a material impact on our financial statements.

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

In March 2008, the FASB issued authoritative guidance that amends and expands the disclosure requirements of earlier guidance with regard to derivatives and hedging activities. We adopted the guidance effective January 1, 2009. See Note 17.

In December 2008, the FASB issued authoritative guidance to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. The guidance is effective for fiscal years ending after December 15, 2009. The additional disclosures are included in Note 14. Adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

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

2.    Summary of Significant Accounting Policies (continued)

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

In August 2009, the FASB issued authoritative guidance on measuring the fair value of liabilities. The guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to use one or more of the following valuation techniques to measure fair value: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices of similar liabilities or similar liabilities when traded as assets, and (3) an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the entity would pay to transfer the identical liability or would receive to enter into the identical liability. The guidance was effective for the first interim or annual reporting period beginning after its issuance (our fourth quarter of 2009). Adoption of the guidance did not have a material impact on our financial statements.

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

During 2008, we purchased 100% of the outstanding shares of TIORCO, Inc., a company engaged in the enhanced oil recovery business, for $8.5 million, net of cash acquired. The purchase agreement included a provision for two contingent payments. The first payment of $3.1 million was paid during 2008, and the second payment, which was paid in 2009, was $4.8 million. Both payments were accounted for as additional purchase price. The purchase price, including the contingent payments, exceeded the fair value of the net tangible assets acquired by $15.8 million, which was allocated to goodwill and other intangible assets.

In August 2008, we purchased the assets of G&L Soap Injection Enterprise, LLC and Six Degrees, LLC, companies engaged in the business of treating gas and oil wells, for $7.0 million. The purchase price exceeded the fair value of the net tangible assets acquired by $6.3 million, which was allocated to goodwill and other intangible assets. The purchase agreement included a provision for three contingent payments totaling $2.0 million that are earned if certain targets are achieved in the years 2009, 2010 and 2011. The 2009 target was achieved, and a payment of $0.7 million was made in 2009, which was accounted for as additional purchase price.

Other small business acquisitions were made during 2008 for a combined purchase price of $3.1 million, net of cash acquired. The purchase price exceeded the fair value of the net tangible assets acquired by $2.1 million, which was allocated to goodwill.

In September 2008, we completed the sale of our Finishing Technologies surface treatment business to Chemetall Corp., a subsidiary of Rockwood Holdings, Inc. Proceeds from the sale were $74.1 million, net of selling and other cash expenses of $0.9 million, and resulted in a gain of $38.1 million before income taxes. A plant in Jackson, Michigan, dedicated to the Finishing Technologies business, was included in the sale, along with dedicated Finishing Technologies sales, service, marketing, research and supply chain employees. The sale also included products, goodwill, customer relationships and other related assets. The Finishing Technologies business was not presented as a discontinued operation because its operations and cash flows were not clearly distinguished from the rest of the entity. On an after-tax basis, the transaction increased diluted earnings per share by 11 cents for the year ended December 31, 2008.

On December 10, 2007 (the “Effective Date”), we purchased an 87.5% interest in Mobotec USA, Inc. (“Mobotec”), a leading provider of combustion optimization and emission reduction capabilities, including engineering, equipment and chemistry for industrial and utility boilers. We accounted for the acquisition as a purchase, and the results of Mobotec’s operations were included in our consolidated financial statements from the date of acquisition. The purchase price was $27.9 million, net of $6.4 million of cash acquired. The purchase price is subject to certain adjustments as defined by the share purchase agreement. The purchase price exceeded the fair value of the net tangible assets acquired by $39.1 million, which was allocated to goodwill and other intangible assets.

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

4.    Securitization of Accounts Receivable

We have an accounts receivable securitization facility with a commercial paper conduit sponsored by one of the lenders under our senior credit facilities that provides up to $160.0 million in funding, based on availability of eligible receivables and satisfaction of other customary conditions, and which expires in June 2010.

Under the facility, Nalco Company (the Seller), a wholly owned indirect subsidiary of the Company, transfers all eligible trade accounts receivable (the Receivables) to a bankruptcy-remote, wholly owned, special purpose limited liability company (the Transferor). Pursuant to a Receivables Transfer Agreement, the Transferor then transfers an undivided interest in the Receivables to the commercial paper conduit or the related bank sponsor (the Transferees) in exchange for cash.

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

The facility is accounted for as a secured borrowing, resulting in the funding and related Receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the facility being recorded as interest expense. We had no outstanding borrowings at December 31, 2009 and $98.0 million of outstanding borrowings at December 31, 2008 under the facility.

5.    Inventories

Inventories consist of the following:

	December 31, 2009	December 31, 2008
Finished products	$232.6	$301.6
Raw materials and work-in-process	81.2	110.2

	$313.8	$411.8

As of December 31, 2009 and 2008, our finished products inventories included $47.4 million and $56.0 million, respectively, of consignment inventories at customer sites to better serve and meet the needs of our customers.

6.    Goodwill

Changes in the carrying value of goodwill from January 1, 2008 to December 31, 2009 are summarized below:

	Water Services	Paper Services	Energy Services	Total
Balance as of January 1, 2008:
Goodwill	$1,333.0	$563.0	$563.8	$2,459.8
Accumulated impairment losses	—	—	—	—

	1,333.0	563.0	563.8	2,459.8

Acquisitions	4.5	—	12.3	16.8
Divestiture	(28.3)	—	—	(28.3)
Impairment charge	—	(544.2)	—	(544.2)
Purchase price allocations	(20.5)	—	—	(20.5)
Other	(8.1)	(4.1)	(4.6)	(16.8)
Effect of foreign currency translation	(103.8)	(14.7)	(48.2)	(166.7)

Balance as of December 31, 2008:
Goodwill	1,176.8	544.2	523.3	2,244.3
Accumulated impairment losses	—	(544.2)	—	(544.2)

	1,176.8	—	523.3	1,700.1

Acquisitions	16.2	—	—	16.2
Contingent consideration	—	—	5.5	5.5
Purchase price allocations	—	—	(3.5)	(3.5)
Other	1.6	—	—	1.6
Effect of foreign currency translation	58.0	—	22.1	80.1

Balance as of December 31, 2009:
Goodwill	1,252.6	544.2	547.4	2,344.2
Accumulated impairment losses	—	(544.2)	—	(544.2)

	$1,252.6	$—	$547.4	$1,800.0

We performed our annual impairment test during the fourth quarter 2009 and 2008. As a result of a significant decline in our stock price in the fourth quarter 2008 and a sharp deterioration in conditions within the paper industry and the general economy during that quarter, our impairment test indicated the potential for impairment in our Paper Services reporting unit. We performed the second step of the goodwill impairment test and determined that an impairment of goodwill existed. Accordingly, we recorded a non-cash goodwill impairment charge of $544.2 million in the fourth quarter 2008, reducing the goodwill balance of our Paper Services reporting unit to zero.

7.    Other Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2009		December 31, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$521.5	$(365.4)	$488.2	$(315.8)
Patents and developed technology	130.4	(67.8)	126.3	(55.0)
Other	5.4	(2.6)	4.9	(2.2)
Intangibles not subject to amortization:
Trademarks and trade names	834.4	—	830.0	—

	$1,491.7	$(435.8)	$1,449.4	$(373.0)

7.    Other Intangible Assets (continued)

Estimated annual amortization expense for the years 2010 through 2014 is as follows:

Year ending December 31
2010	$42.9
2011	38.0
2012	34.0
2013	28.9
2014	17.8

8.    Contribution Agreement With Profit-Sharing Trust and Reimbursement Agreement with Suez

The Predecessor previously had an Employee Stock Ownership Plan (“ESOP”), which gave most U.S. employees an additional opportunity to share in the ownership of the Predecessor’s stock. Preferred shares were allocated to eligible employees based on a percentage of pretax earnings.

At the inception of the ESOP, the Predecessor and a trustee entered into a trust agreement, constituting the ESOP Trust, to fund benefits under the Predecessor’s ESOP. As part of its acquisition of Nalco Chemical Company in November 1999, Suez purchased from the trustee all of the issued and outstanding Series B ESOP Convertible Preferred Stock at a price of $1,060 per share. The trustee credited proceeds from the sale of allocated shares to participants’ accounts. Under the terms of an agreement (the “Contribution Agreement”), the Predecessor and the ESOP trustee agreed that the trustee would use proceeds from the sale of shares held in the loan suspense account to repay the outstanding principal and accrued interest on the ESOP loans. It was also agreed that all proceeds remaining after the repayment of the loans and accrued interest would be allocated to participants’ accounts. In return, the Predecessor agreed to make contributions to the Profit Sharing, Investment and Pay Deferral Plan Trust (the “Trust”) on or before December 31, 2010, having a present value equal to $124.6 million, the outstanding principal and accrued interest paid on the ESOP loans. The plan was amended effective January 1, 2003 to also permit matching contributions under the Company’s 401(k) plan to count as contributions to the Trust. The Contribution Agreement provides for specified minimum annual contributions to be made to the Trust, with interest accruing on the outstanding contribution balance at an annual rate of 8.5% compounded monthly. The contribution commitment becomes due and payable in its entirety if one or more events that are specified in the Contribution Agreement occur.

Pursuant to the Stock Purchase Agreement, we entered into an agreement (the “Reimbursement Agreement”) with Suez on November 4, 2003, whereby Suez shall reimburse us for all contributions we make to the Trust in order to satisfy our obligations under the Contribution Agreement. As part of the allocation of the Acquisition purchase price, we recorded a receivable from Suez of $112.7 million, equivalent to our recorded liability to the Trust, and recorded a $115.0 million unearned employee profit sharing asset, which was being amortized to reflect profit sharing and 401(k) matching contribution expenses in the period earned by employees. Interest accretes on the Suez receivable at the same rate that it accretes on our obligation to the Trust. The receivable does not have specific due dates, but under the terms of the Reimbursement Agreement, Suez is required to reimburse us immediately after we make any contributions to the Trust. The receivable is not secured by any Suez asset. However, under the terms of a sublease agreement with Leo Holding Company (“Leo”), a subsidiary of Suez, whereby we sublease our corporate headquarters and research facility from Leo, if Suez fails to pay any of the payments it is required to make under the Reimbursement Agreement, we have the right to set off such overdue amounts against the rent due under the sublease agreement (see Note 13). Conversely, under the terms of the Reimbursement Agreement, if we fail to pay when due any sublease rent (as defined in the sublease agreement), Suez shall have the right to reduce its reimbursement obligations to us pursuant to the Reimbursement Agreement by an amount equal to such shortfall.

The unamortized unearned employee profit sharing asset of $22.1 million as of December 31, 2008 was fully amortized in 2009, and an additional $7.4 million of profit sharing and 401(k) matching contribution

8.    Contribution Agreement With Profit-Sharing Trust and Reimbursement Agreement with Suez (continued)

expenses were accrued in the period. The receivable from Suez and the payable to the Trust were $14.6 million and $23.0 million, respectively, at December 31, 2009. Because Suez has been reimbursing us for all payments that we have made toward satisfying our obligations under the Contribution Agreement, expenses related to the Contribution Agreement had been non-cash in nature. Because our profit sharing and 401(k) matching contribution expenses for 2009 exceeded the remaining Contribution Agreement obligations, those excess expenses and future years’ expenses will require the use of cash.

Contributions to the Trust, profit sharing and 401(k) matching contribution expenses, and expenses recorded related to the Contribution Agreement are as follows:

	Year ended December 31
	2009	2008	2007
Contributions to the Trust	$19.0	$27.0	$24.9

Expense recorded:
Amortization of unearned employee profit sharing	$22.1	$17.4	$24.5
Profit sharing and 401(k) matching contribution expense	7.4	—	—
Accretion of obligation to Trust	1.3	2.7	4.1

Total included in operating expenses	$30.8	$20.1	$28.6

Payments received from Suez and income recorded related to the reimbursement arrangement are as follows:

	Year ended December 31
	2009	2008	2007
Payments received from Suez	$20.0	$27.0	$24.9

Income recorded:
Accretion of receivable from Suez	$1.3	$2.7	$4.1

9.    Property, Plant, and Equipment

Property, plant, and equipment (including major improvements) are recorded at cost. Depreciation of buildings and equipment is calculated over their estimated useful lives generally using the straight-line method. We classify depreciation expense in our consolidated statements of operations as cost of product sold or selling, administrative and research expenses consistent with the utilization of the underlying assets. Total depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $142.3 million, $136.6 million and $132.3 million, respectively.

The estimated useful lives of the major classes of depreciable assets are as follows: buildings — 33 to 40 years; software — 5 years; equipment — 3 to 15 years.

Property, plant, and equipment consist of the following:

	December 31, 2009	December 31, 2008
Land	$83.6	$73.0
Buildings	226.3	194.9
Software	154.9	154.2
Equipment	1,018.0	920.8

	1,482.8	1,342.9
Accumulated depreciation	(804.7)	(639.2)

Property, plant, and equipment, net	$678.1	$703.7

10.    Income Tax

The provision for income taxes was calculated based upon the following components of earnings (loss) before income taxes:

	Year ended December 31
	2009	2008	2007
United States	$34.5	$(120.8)	$41.3
Foreign	101.2	(159.3)	165.2

Earnings (loss) before income taxes	$135.7	$(280.1)	$206.5

The components of the income tax provision are as follows:

	Year ended December 31
	2009	2008	2007
Current:
Federal	$—	$2.1	$—
State and local	1.8	4.1	0.5
Foreign	72.3	79.0	68.6

Total current	74.1	85.2	69.1
Deferred:
Federal	2.7	(36.1)	17.8
State and local	(6.1)	0.1	0.6
Foreign	(2.9)	5.3	(18.2)

Total deferred	(6.3)	(30.7)	0.2

Income tax provision	$67.8	$54.5	$69.3

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Net deferred income tax assets (liabilities) are as follows:

	December 31, 2009	December 31, 2008
Retirement benefits	$59.7	$61.1
Pension	116.2	78.4
State and local net operating loss carryforwards	8.9	8.5
Foreign tax loss carryforwards	66.9	47.0
United States foreign tax credits	73.6	70.0
Other deferred tax assets	136.8	108.2

Total deferred tax assets	462.1	373.2
Valuation allowance	(95.2)	(49.6)

Net deferred tax assets	$366.9	$323.6

Property	$(87.7)	$(95.9)
Intangible assets	(437.0)	(432.0)
Other deferred tax liabilities	(22.8)	(23.0)

Total deferred tax liabilities	(547.5)	(550.9)
Net deferred tax assets	366.9	323.6

Total deferred income taxes	$(180.6)	$(227.3)

Included in:
Deferred income taxes — current asset	$25.6	$25.7
Other noncurrent assets	8.5	11.7
Income taxes	(11.8)	(5.9)
Deferred income taxes — noncurrent liability	(202.9)	(258.8)

	$(180.6)	$(227.3)

10.    Income Tax (continued)

These deferred tax assets and liabilities are classified in the balance sheet based on the balance sheet classification of the related assets and liabilities.

Nalco Holding Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions, as required. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for periods prior to 2004. To the extent that we are subject to additional tax assessments greater than $150,000 that relate to tax periods before November 4, 2003, we are indemnified by our former shareholder, Suez, and therefore have recorded a receivable for the related indemnity claim.

Authoritative guidance issued by the FASB clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefit	Suez Portion	Nalco Portion
Balance at January 1, 2007	$12.5	$3.0	$9.5
Additions related to current year	2.4	—	2.4
Additions related to prior years	0.9	0.9	—
Reduction for positions taken in prior years	(9.2)	(1.2)	(8.0)
Settlements	(1.4)	(1.1)	(0.3)

Balance at December 31, 2007	5.2	1.6	3.6
Additions related to current year	0.3	—	0.3
Additions related to prior years	6.6	0.2	6.4
Reduction for positions taken in prior years	(5.1)	—	(5.1)
Settlements	(1.0)	—	(1.0)

Balance at December 31. 2008	6.0	1.8	4.2
Additions related to current year	2.3	—	2.3
Additions related to prior years	0.8	0.1	0.7
Reduction for positions taken in prior years	(0.4)	—	(0.4)
Settlements	—	—	—

Balance at December 31, 2009	$8.7	$1.9	$6.8

Unrecognized tax benefits were comprised of the following at December 31, 2009:

Unrecognized tax position	$7.5	$1.3	$6.2
Interest	1.2	0.6	0.6
Penalties	—	—	—

Balance at December 31, 2009	$8.7	$1.9	$6.8

As of December 31, 2009, full recognition of the $8.7 million of tax benefits not previously recognized would have resulted in a reduction of the Suez receivable of $1.9 million and a favorable impact to the income tax provision of $6.8 million.

10.    Income Tax (continued)

The effective rate of the provision for income taxes differs from the United States statutory federal tax rate due to the following items:

	Year ended December 31
	2009	2008	2007
United States statutory federal tax rate	$47.5	$(98.0)	$72.3
State income taxes, net of federal benefits	1.1	5.5	1.4
Change in state income tax rate	(5.4)	—	—
Nondeductible goodwill	—	163.3	—
Foreign tax rate differential	(19.3)	(27.4)	(25.1)
Withholding taxes	9.6	7.0	7.8
United States tax on foreign earnings	1.9	4.6	11.4
Credits and incentives	(2.5)	(4.6)	(1.6)
Changes in valuation allowances	29.0	(15.6)	1.6
Uncertain tax positions	2.6	1.6	(5.9)
Nondeductible items	8.2	18.1	10.3
Other	(4.9)	—	(2.9)

Income tax provision	$67.8	$54.5	$69.3

No provision has been made for United States or foreign income taxes related to approximately $368.8 million of undistributed earnings of foreign subsidiaries at December 31, 2009, as we consider these earnings to be permanently reinvested. It is not practicable to estimate the additional income taxes and applicable withholding tax that would be payable on the remittance of such undistributed earnings.

At the end of 2007, we were carrying forward United States federal net operating losses of approximately $144.9 million ($50.7 million tax effect) expiring between 2024 and 2027. These losses were partly the result of deducting rather than crediting certain foreign taxes. The additional tax benefit of crediting the foreign taxes was reported in our balance sheet at December 31, 2007 as a deferred tax asset of $35.4 million, offset by a full valuation allowance. Because of a change in our U.S. tax position in 2008, we have amended the previous U.S. tax returns to realize the tax benefits of crediting foreign taxes and have credited foreign taxes in 2008 and 2009. Conversion of the previous foreign tax deductions to credits reduced the net operating loss carryforward, and the remaining federal net operating loss carryforward was fully consumed in 2008. Our balance sheet continues to report state and local tax loss carryforwards.

The U.S. foreign tax credit carryforward has increased to $73.6 million. The credits have a ten-year carryforward period, and will expire between 2015 and 2020 if not utilized. We assessed the realizability of the foreign tax credit carryforwards by considering historical trends and future projections of U.S. taxable income, including temporary differences. Our historical U.S. GAAP income includes significant expenses that are not deductible for U.S. tax purposes, including the 2008 goodwill impairment charge, which accelerates the use of the carryforwards on our tax returns. Utilization of the foreign tax credits is dependent upon future U.S. taxable income with the appropriate attributes. The U.S. income expectations were evaluated along with the expiration dates of the carryforwards, and we concluded that recognition of the tax benefits was appropriate.

We have approximately $92.6 million ($25.9 million tax effect) of U.K. capital loss carryforwards that do not expire. The losses can only be used to offset future capital gains in the U.K. A full valuation allowance has been established on these deferred tax assets.

We also have other net deferred tax assets in the U.K. of approximately $125.1 million ($35.0 million tax effect), including ordinary tax loss carryforwards of $52.8 million ($14.8 million tax effect) that do not expire. A full valuation allowance has been established on these deferred tax assets.

We have a net operating loss carryforward in Brazil of approximately $15.3 million ($5.2 million tax effect) that does not expire. A full valuation allowance has been established, as we do not foresee future taxable income to utilize the carryforward in this entity.

10.    Income Tax (continued)

We have net deferred tax assets in The Netherlands of approximately $76.1 million ($19.4 million tax effect). This includes net operating loss carryforwards of approximately $55.0 million ($14.0 million tax effect) that will expire between 2013 and 2019 if not utilized. A valuation allowance has been established on $63.1 million ($16.1 million tax effect) in part because of constraints on the utilization of the losses to shelter future income. In addition, projections of future income of the appropriate character are not sufficient to realize the benefits within a relevant period.

We have net deferred tax assets in France of $17.9 million ($6.1 million tax effect), including net operating losses that do not expire. A full valuation allowance has been established on these deferred tax assets.

We have valuation allowances on certain other foreign net deferred tax assets, including net operating loss carryforwards, with approximately $6.9 million tax effect.

11.    Debt

Debt consists of the following:

	December 31, 2009	December 31, 2008
Short-term
Checks outstanding and bank overdrafts	$7.5	$24.7
Notes payable to banks	44.8	38.5
Current maturities of long-term debt	177.5	30.6

	$229.8	$93.8

Long-term
Securitized trade accounts receivable facility	$—	$98.0
Term loan A, due November 2009	—	30.5
Term loan B, due November 2010	167.0	887.0
Term loan B, due May 2016	746.2	—
Term loan C, due May 2016 (including discount of $26.7)	273.3	—
Senior notes, due November 2011	—	942.6
Senior subordinated notes, due November 2013	752.7	742.6
Senior discount notes, due February 2014 (including premium of $1.1 in 2009 and $1.4 in 2008)	461.9	458.9
Senior notes, due May 2017 (including discount of $9.8)	490.2	—
Other	0.5	0.6

	2,891.8	3,160.2
Less: Current portion	177.5	30.6

	$2,714.3	$3,129.6

The weighted-average interest rate on short-term debt was 2.80% and 5.05% at December 31, 2009 and December 31, 2008, respectively.

2009 Refinancing

On May 13, 2009, Nalco Company, an indirect subsidiary of Nalco Holding Company, entered into new senior secured credit facilities (the “New Senior Secured Credit Facilities”) consisting of a revolving credit facility expiring in May 2014 (the “New Revolving Credit Facility”) and a $750.0 million term loan facility expiring in May 2016 (the “New Term Loan B”). The New Revolving Credit Facility provides for borrowings of up to $250.0 million and replaced the former $250.0 million revolving credit facility that would have otherwise expired on November 4, 2009. The U.S. dollar equivalent of $150.0 million under

11.    Debt (continued)

the New Revolving Credit Facility can be used, subject to certain collateral obligations, for borrowings by Nalco Company and certain non-U.S. subsidiaries in euros, pounds sterling and other currencies to be agreed. The New Revolving Credit Facility also includes borrowing capacity available for letters of credit.

The terms of the New Senior Secured Credit Facilities also allowed us to make future additional term loan borrowings of up to $250.0 million on terms to be agreed with future lenders. On November 25, 2009, we entered into Amendment No. 1 (the “Amendment”) to the New Senior Secured Credit Facilities, which increased the amount of future additional term loan borrowings from $250.0 million to $550.0 million. The Amendment required that after giving effect to the incurrence of any such additional term loans and the application of the proceeds of such term loans to redeem our 7.75% senior notes due 2011, no more than $200.0 million of the 7.75% senior notes due 2011 could remain outstanding. The Amendment also permitted us to use up to $200.0 million of our cash to redeem our 7.75% senior notes due 2011 for a period of 180 days from the date of the Amendment, which was done.

On December 7, 2009, Nalco Company entered into a Joinder Agreement to the New Senior Secured Credit Facilities that provided for an additional $300.0 million term loan credit facility expiring in May 2016 (the “Term Loan C”). We borrowed the full amount of Term Loan C on December 7, 2009, at a discount of $27.0 million, or 9.00%, of such new term loan.

Borrowings under the New Revolving Credit Facility, New Term Loan B and Term Loan C bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the New Revolving Credit Facility ranges from 2.00% to 3.00% with respect to base rate borrowings and 3.00% to 4.00% with respect to LIBOR or Eurocurrency borrowings depending on our leverage ratio as defined by the revolving credit agreement. The initial margin for the New Revolving Credit Facility is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under New Term Loan B is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings, with a base rate floor of 4.00% and a LIBOR or Eurocurrency floor of 3.00%. The applicable margin for borrowings under Term Loan C is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings.

Interest is generally due quarterly in arrears, and is also due upon expiration of any particular loan. In addition, there is an annual loan commitment fee of 0.50% on the unused portion of the New Revolving Credit Facility. We are also required to pay a participation fee in respect of the undrawn portion of the letters of credit, at a rate per annum equal to the applicable margin for LIBOR or Eurocurrency borrowings under the New Revolving Credit Facility, a fronting fee at a rate of 0.25% per annum of the daily average amount, as well as customary letter of credit fees. As of December 31, 2009, we had $18.4 million in outstanding letters of credit, none of which had been drawn against.

New Term Loan B and Term Loan C are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of New Term Loan B and Term Loan C is due on May 13, 2016.

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

11.    Debt (continued)

At December 31, 2009, the weighted-average interest rate on borrowings under the New Senior Secured Credit Facilities was 5.21%. Amounts outstanding, as well as the base rates and applicable margins, at December 31, 2009 were as follows:

	2009
	Amount	Weighted Average Base Rate	Applicable Margin
New Revolving Credit Facility	$—	—	—
New Term Loan B	746.2	3.00%	3.50%
Term Loan C (before discount of $26.7)	300.0	0.23%	1.75%

Also on May 13, 2009, Nalco Company issued $500.0 million aggregate principal amount of 8.25% senior unsecured notes (the “Notes”). The Notes were issued at a discount of $10.7 million. The Notes mature on May 15, 2017, with interest payable semi-annually on May 15 and November 15 of each year. The Notes do not have required principal payments prior to maturity. Each of the direct and indirect subsidiaries of Nalco Holdings LLC and Nalco Company that guarantees its obligations under the New Senior Secured Credit Facilities guarantees the Notes.

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

Net proceeds from New Term Loan B and the Notes were used to repay the remaining $15.0 million balance of the existing term loan A maturing on November 4, 2009, to repay $720.0 million of the existing term loan B maturing on November 4, 2010, and to redeem $475.0 million aggregate principal amount of senior notes due November 2011. Available cash and net proceeds from Term Loan C were used to redeem €200.0 million aggregate principal amount of senior notes due November 2011 and the remaining $190.0 million aggregate principal amount of senior notes due November 2011. We refer to these transactions, the issuance of the Notes, and our entry into the New Revolving Credit Facility, New Term Loan B and Term Loan C, collectively, as the “Refinancing.”

As a result of the Refinancing, we incurred a $20.5 million loss on extinguishment of debt, which is included in other income (expense), net. The loss was comprised of $10.4 million of accelerated amortization of deferred financing costs related to the existing term loans and senior notes, a $9.2 million premium paid to redeem the $475.0 million of existing senior notes, and $0.9 million of other related charges.

In connection with the Refinancing, we recorded deferred financing costs of $54.7 million related to the New Revolving Credit Facility, New Term Loan B, Term Loan C and the Notes, which will be amortized over their respective terms using the effective interest method.

2003 Senior Secured Credit Facilities

On November 4, 2003, Nalco Company entered into senior secured credit facilities that included a $250.0 million revolving credit facility expiring in November 2009, a $200.0 million term loan A, a €88.0 million

11.    Debt (continued)

term loan A, and a $1,300.0 million term loan B. Nalco Holdings LLC, Nalco Company, and certain domestic subsidiaries of Nalco Holdings LLC unconditionally guarantee the senior secured credit facilities. The repayment of these facilities is secured by substantially all the assets of Nalco Company and the guarantors, including, but not limited to, a pledge of their capital stock and 65% of the capital stock of each non-U.S. subsidiary owned by the guarantors.

As part of the Refinancing, the New Revolving Credit Facility replaced the $250.0 million revolving facility that would have expired in November 2009, and we repaid the remaining $15.0 million balance of term loan A and $720.0 million of term loan B.

Borrowings under the term loan B facility bear interest at a floating base rate plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings.

The weighted-average interest rate on borrowings under the 2003 senior secured credit facilities was 2.06% at December 31, 2009. Amounts outstanding, as well as the base rates and applicable margins, at December 31, 2009 and December 31, 2008 were as follows:

	2009			2008
	Amount	Weighted Average Base Rate	Applicable Margin	Amount	Weighted Average Base Rate	Applicable Margin
Revolving credit facility	$—	—	—	$—	—	—
Term loan A (euro)	—	—	—	€22.0	3.00%	2.00%
Term loan B	$167.0	0.31%	1.75%	$887.0	2.37%	1.75%

Senior Notes, Senior Subordinated Notes and Senior Discount Notes

On November 4, 2003, Nalco Company issued senior notes and senior subordinated notes. The senior notes were issued in the principal amount of $665.0 million and €200.0 million and an interest rate of 7.75%. The senior subordinated notes were issued in the principal amount of $465.0 million and €200.0 million and interest rates of 8.875% and 9.00%, respectively. Interest is payable semi-annually on May 15 and November 15. The notes do not have required principal payments prior to maturity. The indirect subsidiaries of Nalco Holding Company and the direct and indirect subsidiaries of Nalco Company that guarantee Nalco Company’s obligations under the New Senior Secured Credit Facilities and the senior secured credit facilities guarantee the notes.

As part of the Refinancing, Nalco Company redeemed the $665.0 million and €200.0 million senior notes due 2011.

At its option, Nalco Company has the right to redeem some or all of the senior subordinated notes, beginning November 15, 2009, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, if redeemed during the twelve-month period commencing on November 15 of the years set forth below:

Senior subordinated notes
Period	U.S. dollar Redemption Price	Euro Redemption Price
2009	102.958%	103.000%
2010	101.479%	101.500%
2011 and thereafter	100.000%	100.000%

In January 2004, Nalco Holding Company’s 100%-owned subsidiaries, Nalco Finance Holdings LLC and Nalco Finance Holdings Inc. (together, the “Issuers”), issued $694.0 million aggregate principal amount at maturity of 9.00% senior discount notes due 2014. In December 2004, the Issuers redeemed a portion of the senior discount notes using proceeds from the initial public offering of common stock of Nalco Holding Company.

11.    Debt (continued)

After the partial redemption, the aggregate principal amount at maturity of the notes declined to $460.8 million. Prior to February 1, 2009, interest accrued on the notes in the form of an increase in the accreted value of such notes. The accreted value of each note increased from the date of issuance until February 1, 2009, at a rate of 9.00% per annum, reflecting the accrual of non-cash interest, such that the accreted value equaled the principal amount at maturity of $460.8 million. Cash interest payments on the notes became due and payable beginning in August 2009.

Nalco Holding Company and the Issuers do not generate any revenue, and Nalco Finance Holdings Inc. was incorporated solely to accommodate the issuance of the senior discount notes by Nalco Finance Holdings LLC. All of Nalco Holding Company’s consolidated assets are owned, and all of its consolidated net sales are earned, by its direct and indirect subsidiaries. As of December 31, 2009, Nalco Holding Company’s subsidiaries had $603.8 million of restricted net assets.

The terms of the New Senior Secured Credit Facilities and the 2003 senior credit facilities of Nalco Company limit the amount of dividends and other transfers by Nalco Holdings LLC and its subsidiaries to the Issuers or Nalco Holding Company. Further, the terms of the indentures governing the Notes and senior subordinated notes of Nalco Company significantly restrict Nalco Company and the Issuers’ other subsidiaries from paying dividends or otherwise transferring assets to the Issuers or Nalco Holding Company. The ability of Nalco Company to make such payments is governed by a formula based on its consolidated net income, as well as meeting certain other conditions. Notwithstanding such restrictions, such indentures permit an aggregate of $50.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met.

Covenants

The New Senior Secured Credit Facilities, the 2003 senior secured credit facilities, the Notes, the senior discount notes, and the senior subordinated notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends and distributions or repurchase certain capital stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business; and enter into hedging agreements. In addition, we must maintain financial covenants, including a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditure limitation. The New Senior Secured Credit Facilities and the Notes also include a maximum total leverage ratio. We were in compliance with all covenants at December 31, 2009.

The following table presents the projected annual maturities of long-term debt for years after 2009:

Year ending December 31
2010	$177.5
2011	10.6
2012	10.6
2013	763.3
2014	471.5
Thereafter	1,493.7

$2,927.2

The $35.4 million difference between the total projected annual maturities of long-term debt of $2,927.2 million and the carrying value of $2,891.8 million is mostly attributable to the $26.7 million discount on Term Loan C and the $9.8 million discount on the Notes. Partly offsetting that difference is the $1.1 million unamortized premium attributable to the senior discount notes.

12.    Leases

We lease administrative, research, manufacturing, and warehouse facilities and data processing and other equipment under non-cancelable leases that expire at various dates through 2027. Rent expense totaled $44.4 million, $43.1 million and $39.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum rental payments for operating leases related to facilities, with initial or remaining terms greater than one year, are as follows:

Year ending December 31
2010	$35.2
2011	47.0
2012	21.2
2013	17.3
2014	15.6
Thereafter	143.6

$279.9

The amounts in the table above include future minimum rental payments for our corporate headquarters and research facility of $17.1 million in 2010, $35.1 million in 2011, $12.7 million in 2012, $12.7 million in 2013, $12.7 million in 2014, and $112.0 million from 2015 through 2023.

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

On November 4, 2003, we entered into a Reimbursement Agreement with Suez whereby Suez shall reimburse us for all contributions we make to the Profit Sharing, Investment and Pay Deferral Plan Trust (see Note 8). All remaining contributions for which Suez will be required to reimburse us will be made in 2010. Under the terms of the sublease agreement, if Suez fails to pay any of the payments required to be made under the Reimbursement Agreement, we shall have the right to set off such overdue amounts against the rent due under the sublease agreement.

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

At the end of 2002, the domestic pension plan was amended such that beginning January 2003, pension benefits no longer accrue for those participants in the pension plan hired or rehired after October 1999 and for those participants hired before November 1999, but with less than five years of vesting service at the end of 2002. However, these participants continued to earn vesting service. For those participants hired before November 1999 and with more than five years of vesting service, the pension plan was amended to reduce future benefit accruals and to increase the reduction factors for early retirement.

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

In 2009, the domestic pension plan was amended such that effective January 1, 2010, participants will no longer earn service credit. The defined benefit pension plan in the U.K. was similarly amended. The net periodic pension cost for those plans will no longer have a service component.

The following tables detail the changes in the funded status of defined benefit pension and other postretirement benefit plans:

14.    Pension and Other Postretirement Benefit Plans (continued)

	Pension Benefits
	U.S.		Non-U.S.
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$391.0	$438.9	$290.5	$390.7
Service cost	13.9	15.4	8.1	10.2
Interest cost	25.3	26.6	18.0	20.9
Participant contributions	—	—	1.6	2.2
Plan amendments	—	—	(17.3)	—
Settlements and curtailments	—	—	(5.3)	(0.4)
Actuarial (gain) loss	105.6	(28.2)	64.2	(50.4)
Benefits paid	(76.0)	(65.2)	(11.0)	(11.4)
Change in measurement date	—	3.5	—	2.5
Other	—	—	0.3	(0.4)
Foreign currency exchange rate changes	—	—	25.1	(73.4)

Benefit obligation at end of year	459.8	391.0	374.2	290.5

Change in plan assets
Fair value of plan assets at beginning of year	183.4	276.8	176.3	239.3
Actual return on plan assets	36.1	(96.4)	20.4	(22.7)
Employer contributions	53.8	66.3	19.1	19.9
Participant contributions	—	—	1.6	2.2
Settlements	—	—	(5.1)	(0.5)
Benefits paid	(76.0)	(65.2)	(11.0)	(11.4)
Change in measurement date	—	1.9	—	1.1
Foreign currency exchange rate changes	—	—	16.7	(51.6)

Fair value of plan assets at end of year	197.3	183.4	218.0	176.3

Funded status at December 31	$(262.5)	$(207.6)	$(156.2)	$(114.2)

Accumulated benefit obligation	$353.1	$312.6	$333.9	$236.4

	Other Postretirement Benefits
	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$140.4	$150.8
Service cost	3.6	4.3
Interest cost	9.0	8.9
Participant contributions	7.0	7.1
Medicare subsidy	0.7	0.6
Actuarial (gain) loss	9.6	(19.4)
Change in measurement date	—	1.1
Other	0.3	(0.4)
Benefits paid	(12.1)	(12.6)

Benefit obligation at end of year	158.5	140.4

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	5.1	5.5
Participant contributions	7.0	7.1
Benefits paid	(12.1)	(12.6)

Fair value of plan assets at end of year	—	—

Funded status at December 31	$(158.5)	$(140.4)

14.    Pension and Other Postretirement Benefit Plans (continued)

Amounts recognized in the balance sheets consist of:

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.
	2009	2008	2009	2008	2009	2008
Other assets	$—	$—	$3.0	$4.7	$—	$—
Accrued compensation	(0.4)	(0.5)	(3.2)	(3.8)	(7.2)	(7.5)
Accrued pension benefits	(262.1)	(207.1)	(156.0)	(115.1)	—	—
Other liabilities	—	—	—	—	(151.3)	(132.9)

Net amount recognized	$(262.5)	$(207.6)	$(156.2)	$(114.2)	$(158.5)	$(140.4)

The following amounts that have not yet been recognized in net pension expense and net other postretirement benefit expense are included in accumulated other comprehensive income at December 31, 2009:

	Pension Benefits		Other Postretirement Benefits
	U.S.	Non-U.S.
Net prior service (credit)	$(18.4)	$(16.2)	$(1.3)
Net actuarial loss (gain)	144.3	16.4	(30.5)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with projected benefit obligations in excess of plan assets were as follows:

	U.S.		Non-U.S.
	2009	2008	2009	2008
Projected benefit obligation	$459.8	$391.0	$359.0	$276.4
Accumulated benefit obligation	353.1	312.6	323.6	226.1
Fair value of plan assets	197.3	183.4	199.5	157.5

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	U.S.		Non-U.S.
	2009	2008	2009	2008
Projected benefit obligation	$459.8	$391.0	$352.3	$256.3
Accumulated benefit obligation	353.1	312.6	319.2	210.6
Fair value of plan assets	197.3	183.4	194.5	140.5

Net pension expense for all defined benefit pension plans was comprised of:

	U.S.			Non-U.S.
	2009	2008	2007	2009	2008	2007
Service cost	$13.9	$15.4	$16.8	$8.1	$10.2	$11.8
Interest cost	25.3	26.6	26.5	18.0	20.9	18.8
Expected return on plan assets	(23.0)	(22.2)	(20.1)	(13.8)	(14.5)	(13.7)
Amortization of prior service cost (credit)	(2.3)	(2.3)	—	0.1	0.1	0.1
Amortization of net actuarial (gain) loss	0.6	0.2	0.2	(2.3)	0.1	0.5
Settlements and curtailments	22.2	10.5	—	0.5	0.1	0.5

Net benefit expense	$36.7	$28.2	$23.4	$10.6	$16.9	$18.0

14.    Pension and Other Postretirement Benefit Plans (continued)

The principal U.S. defined benefit pension plan provides terminating participants with an option to receive their pension benefits in the form of lump sum payments. Authoritative guidance for pension accounting requires settlement accounting if lump sum payments exceed the sum of the service and interest cost components of net periodic pension cost of the plan for the fiscal year. During 2009, a number of terminating participants received lump sum benefit payments, and the settlement accounting requirement was triggered, resulting in a $21.4 million settlement loss attributable to the principal U.S. pension plan in 2009.

Net other postretirement benefit expense was comprised of:

	2009	2008	2007
Service cost	$3.6	$4.3	$5.4
Interest cost	9.0	8.9	8.4
Amortization of prior service credit	(3.3)	(4.7)	(4.7)
Amortization of net actuarial gain	(3.8)	(2.6)	(0.3)

Net benefit expense	$5.5	$5.9	$8.8

The following amounts included in accumulated other comprehensive income at December 31, 2009 are expected to be recognized in net pension expense and net other postretirement benefit expense during the year ended December 31, 2010:

	Pension Benefits		Other Postretirement Benefits
	U.S.	Non-U.S.
Net prior service (credit)	$(2.3)	$(1.1)	$(0.7)
Net actuarial loss (gain)	3.8	0.3	(1.6)

The weighted-average assumptions used for the U.S. defined benefit plan obligations as of the measurement date for each of the last two years were as follows:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Discount rates	5.50%	6.85%	5.85%	6.80%
Rates of increase in compensation levels	4.44%	4.44%	4.37%	4.37%

The weighted-average assumptions used for the non-U.S. defined benefit pension plan obligations as of the measurement date for each of the last two years were as follows:

	2009	2008
Discount rates	5.31%	6.08%
Rates of increase in compensation levels	2.43%	3.48%

The weighted-average assumptions used to determine net pension and other postretirement benefit expense for the U.S. defined benefit plans were as follows:

	2009	2008	2007
Discount rates:
Pension benefits	6.02%	6.25%	5.65%
Other postretirement benefits	6.80%	6.45%	5.65%
Rates of increase in compensation levels:
Pension benefits	4.44%	4.44%	3.94%
Other postretirement benefits	4.37%	4.37%	3.87%
Expected long-term return on plan assets	8.25%	8.25%	8.50%

14.    Pension and Other Postretirement Benefit Plans (continued)

The weighted-average assumptions used to determine net pension expense for the non-U.S. defined benefit pension plans were as follows:

	2009	2008	2007
Discount rates	6.08%	5.78%	4.80%
Rates of increase in compensation levels	3.48%	3.88%	3.62%
Expected long-term return on plan assets	6.32%	6.44%	6.43%

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

14.    Pension and Other Postretirement Benefit Plans (continued)

The fair values of our pension plan assets by asset category at December 31, 2009 were as follows:

Asset Category	Total	Quoted Prices (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
U.S.:
Equity securities:
Large-cap disciplined (1)	$63.2	$63.2	$—	$—
Small/mid-cap (2)	16.0	16.0	—	—
International	24.0	24.0	—	—
Emerging markets	2.2	2.2	—	—
Fixed income securities:
Corporate and government	41.1	41.1	—	—
High-yield bonds	14.9	14.9	—	—
Emerging markets	4.1	4.1	—	—
Alternative investments:
Private equity funds (3)	9.4	—	—	9.4
Hedge funds (4)	21.3	—	—	21.3
Other	1.1	—	1.1	—

Total plan assets – U.S.	$197.3	$165.5	$1.1	$30.7

Non-U.S.:
Equity securities	$103.4	$103.4	$—	$—
Fixed income securities	87.5	87.5	—	—
Other	17.1	0.1	17.0	—

	208.0	$191.0	$17.0	$—

All other	10.0

Total plan assets – Non-U.S.	$218.0

(1)	Primarily common stocks included in the S&P 500 index.

(2)	Primarily common stocks with market capitalizations in the range of companies in the Russell 2500 index.

(3)	Primarily limited partnership interests in corporate finance and venture capital funds.

(4)	Consists of index-listed and over-the-counter securities including U.S. and international common and preferred stocks, debt securities, asset-backed securities and derivative instruments.

Changes in the fair values of U.S. pension plan level 3 assets for the year ended December 31, 2009 were as follows:

	Total	Private Equity Funds	Hedge Funds
Balance at January 1, 2009	$27.3	$9.2	$18.1
Actual return on plan assets:
Relating to assets still held at year end	(0.5)	(3.2)	2.7
Relating to assets sold during the year	—	—	—
Purchases, sales and settlements	3.9	3.4	0.5

Balance at December 31, 2009	$30.7	$9.4	$21.3

14.    Pension and Other Postretirement Benefit Plans (continued)

The assumed health care cost trend rates used as of the measurement date for each of the last two years were as follows:

	2009	2008
Health care cost trend rate assumed for next year
Pre-age 65	8.5%	9.0%
Post-age 65	9.5%	10.0%
Ultimate trend rate
Pre-age 65	5.5%	5.5%
Post-age 65	5.5%	5.5%
Year that the rate reaches the ultimate trend rate
Pre-age 65	2016	2015
Post-age 65	2018	2018

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$0.4	$(0.5)
Effect on postretirement benefit obligation	5.1	(6.0)

We expect to contribute $67.7 million to our pension plans and $7.2 million to our other postretirement benefit plans in 2010.

The following estimated future benefit payments are expected to be paid in the years indicated:

	Pension Benefits		Other Postretirement Benefits
Year	U.S.	Non-U.S.	Gross	Medicare Subsidy	Net
2010	$42.8	$10.9	$8.0	$0.8	$7.2
2011	37.0	10.4	8.6	1.0	7.6
2012	40.0	11.1	9.3	1.1	8.2
2013	43.0	12.7	9.9	1.2	8.7
2014	46.7	13.1	10.7	1.4	9.3
2015-2019	272.3	73.0	64.7	7.0	57.7

15.    Equity Compensation Plans

The Nalco Holding Company 2004 Stock Incentive Plan (the “Plan”) was adopted to aid us in recruiting and retaining key employees, directors and consultants and to motivate them to exert their best efforts on our behalf. The Plan, which permits the grant of stock options, stock appreciation rights, restricted stock and other stock-based awards for up to 7.5 million shares of common stock, is administered by the Compensation Committee of the Board of Directors. The Compensation Committee may delegate its duties and powers in whole or in part as it determines.

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

15.    Equity Compensation Plans (continued)

The fair value of option awards was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2009	2008	2007
Expected life (years)	6.25	6.125 – 6.75	6.25
Risk-free interest rate	2.55%	2.83% – 3.42%	4.69%
Expected volatility	58.68%	38.34% –55.63%	25.5%
Expected dividend yield	1.17%	0.61% – 0.98%	0.58%

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

The following table summarizes the status of option awards as of December 31, 2009, and changes during the year then ended:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	833,674	$19.32
Granted	408,580	11.92
Exercised	(32,930)	17.25
Forfeited	(57,742)	17.52

Outstanding at December 31, 2009	1,151,582	16.86	8.4	$10.0

Exercisable at December 31, 2009	465,518	17.70	7.9	$3.6

The weighted-average grant-date fair value of options granted during 2009, 2008 and 2007 was $6.16, $8.20 and $8.15, respectively.

Restricted stock awards are granted to non-management directors and certain key employees. Awards granted to non-management directors vest approximately two years after the grant date. Awards granted to key employees vest over periods ranging from approximately one to five years following the grant date. The fair value of restricted stock awards is determined based on the market price of Nalco Holding Company common stock on the date of grant. The weighted-average grant-date fair value of restricted stock awards granted during 2009, 2008 and 2007 was $12.49, $21.15 and $25.53, respectively.

The following table summarizes the status of restricted stock awards as of December 31, 2009, and changes during the year then ended:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested restricted stock awards at January 1, 2009	438,176	$21.29
Granted	498,794	12.49
Vested	(17,903)	22.35
Forfeited	(27,049)	11.92

Nonvested restricted stock awards at December 31, 2009	892,018	16.63

15.    Equity Compensation Plans (continued)

We recognize compensation expense related to option and restricted stock awards on a straight-line basis over the vesting periods. As of December 31, 2009, there was $12.5 million of total unrecognized compensation cost related to nonvested option and restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.1 years. The fair value of restricted stock awards that vested during 2009, 2008 and 2007 was $0.4 million, $0.9 million and $0.9 million, respectively. The total intrinsic value of options exercised during 2009 and 2008 was $0.5 million in each year. Cash received from the exercise of stock options was $0.6 million and $0.4 million in 2009 and 2008, respectively. No option awards were exercised in 2007.

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

The following table summarizes the status of performance share awards as of December 31, 2009, and changes during the year then ended:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested performance share awards at January 1, 2009	507,837	$21.63
Granted	656,782	11.92
Vested	(81,300)	24.01
Forfeited	(232,653)	18.82

Nonvested performance share awards at December 31, 2009	850,666	14.67

There was $6.9 million of total unrecognized compensation cost related to performance share awards as of December 31, 2009, which we expect to recognize over a weighted-average period of 1.9 years. The fair value of performance share awards that vested during 2009, 2008 and 2007 was $2.1 million, $1.0 million and $1.1 million, respectively.

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

15.    Equity Compensation Plans (continued)

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

Though Nalco LLC established the Unit Plan, we account for the Unit Plan since its economic substance is substantially the same for our employees and us. There has been no unrecognized compensation cost related to the Unit Plan since December 31, 2008.

Compensation cost charged to earnings for all equity compensation plans discussed above was $11.1 million, $5.9 million and $3.5 million for 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the consolidated statement of operations was $4.2 million, $2.2 million and $1.3 million for 2009, 2008 and 2007, respectively.

We also recognized non-cash charges to earnings of $0.6 million during 2008 that resulted from modifying the terms of some Unit Plan awards for certain exiting employees. Most of these charges have been reported as part of restructuring expenses in the consolidated statement of operations. Due to the tax attributes of the Unit Plan, no tax benefit was recognized for the expense that resulted from modifying the terms of the awards.

In November 2007, it was announced that Dr. William H. Joyce, our Chairman and Chief Executive Officer, had stated his intention to retire on December 30, 2007. At the same time, it was also announced that we had entered into an amended Employment and Consulting Agreement with Dr. Joyce concerning his remaining service as CEO through the remainder of 2007, his consulting services through March 2008, and certain compensation matters. As part of the agreement, Dr. Joyce received a grant of nonvested common stock valued at $12.0 million. Vesting of the stock is subject to certain performance and other conditions. During 2008, 349,677 shares vested at a fair value of $5.6 million. No vesting occurred in 2009.

Because Dr. Joyce was not required to provide substantive services to us subsequent to 2007 and vesting of the stock was considered probable at the time, we charged the entire $12.0 million of compensation expense to earnings and recognized an income tax benefit of $4.6 million in 2007. Also, because the grant included a provision requiring cash settlement in the event of the death of Dr. Joyce, the $12.0 million was classified with other liabilities in the balance sheet until such time that cash settlement was no longer possible. We reclassified $8.0 million from other liabilities to additional paid-in capital during 2008 for that portion of the grant no longer subject to cash settlement. During 2009, $4.0 million of compensation cost related to 2009 performance was reversed once it was determined that targeted performance criteria would not be achieved. At December 31, 2009, there is no unrecognized compensation cost associated with this grant.

16.    Equity

Equity consists of the following:

	December 31, 2009	December 31, 2008
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.01 per share; authorized 500,000,000 shares; 147,730,531 shares and 146,764,030 shares issued at December 31, 2009 and December 31, 2008, respectively	1.4	1.4
Additional paid-in capital	776.1	764.5
Treasury stock, at cost; 9,535,943 shares at December 31, 2009 and December 31, 2008	(211.3)	(211.3)
Accumulated deficit	(227.8)	(268.8)
Accumulated other comprehensive income:
Net prior service credit	28.8	14.8
Net actuarial gain (loss)	(91.1)	15.3
Derivatives	—	(0.6)
Currency translation adjustments	195.5	78.0

	133.2	107.5

Nalco Holding Company shareholders’ equity	471.6	393.3
Noncontrolling interests	20.0	19.4

Total equity	$491.6	$412.7

In November 2004, a warrant to purchase, for $0.01 per share, up to 6,191,854 shares of Nalco Holding Company common stock was issued as part of a dividend to Nalco LLC, our sole stockholder on the record date of the dividend. The warrant enabled Nalco LLC to deliver shares to members of our management who had the right to put, or sell, their vested class B, class C and class D Units to Nalco LLC. Subject to limited exceptions, the warrant became exercisable upon the occurrence of the same specified events applicable to the vesting of the Nalco LLC class B Units, class C Units and class D Units (except that there was no service requirement comparable to that applicable to the individual holders of the class B, class C and class D Units). At December 31, 2008, Nalco LLC could repurchase up to 1,414,399 shares of Nalco Holding Company common stock under the warrant. Nalco LLC exercised warrants to acquire 625,299 shares of common stock during the year ended December 31, 2009, and agreed to terminate and waive all of its remaining rights under the warrant. Accordingly, the warrant for the remaining 789,100 shares was cancelled. Nalco LLC exercised warrants to acquire 2,126,650 and 1,265,806 shares of Nalco Holding Company common stock during 2008 and 2007, respectively.

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

17.    Financial Instruments (continued)

Counterparties to derivative financial instruments expose us to credit-related losses in the event of nonperformance, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings.

Net Investment Hedges

We have used euro-denominated senior notes, senior subordinated notes and term loan borrowings as a hedge of our net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income, to offset changes in the value of our net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency.

The carrying value of euro-denominated debt designated as a net investment hedge was $287.7 million at December 31, 2009. Gains and losses from the net investment hedge reported as a component of other comprehensive income in the foreign currency translation adjustment account were as follows:

	Year ended December 31
	2009	2008	2007
Gain (loss) before tax	$(22.4)	$35.1	$(71.0)
Income tax (benefit)	(8.6)	13.6	(27.0)

Net gain (loss)	$(13.8)	$21.5	$(44.0)

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in earnings during 2009, 2008 and 2007.

Cash Flow Hedges

We use derivative instruments such as foreign exchange forward contracts to hedge the variability of the cash flows from certain forecasted royalty payments due to changes in foreign exchange rates, and we use commodity forward contracts to manage our exposure to fluctuations in the cost of natural gas used in our business. These instruments are designated as cash flow hedges, with changes in their fair values included in other comprehensive income to the extent the hedges are effective. Amounts included in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged transaction is recognized in earnings. Changes in fair value representing hedge ineffectiveness are recognized in current earnings. No derivative instruments were designated as cash flow hedges at December 31, 2009, and no cash flow hedges were discontinued during 2009, 2008 and 2007.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. No derivative instruments were designated as a fair value hedge at December 31, 2009.

Derivatives Not Designated as Hedging Instruments

We use foreign currency contracts to offset the impact of exchange rate changes on recognized assets and liabilities denominated in non-functional currencies, including intercompany receivables and payables.

17.    Financial Instruments (continued)

The gains or losses on these contracts, as well as the offsetting losses or gains resulting from the impact of changes in exchange rates on recognized assets and liabilities denominated in non-functional currencies, are recognized in current earnings.

Derivative instruments are not held or issued for trading or speculative purposes.

The notional amounts of derivative instruments outstanding as of December 31, 2009 were as follows:

Notional Amount
Derivatives designated as hedges:
Foreign exchange contracts	$—
Commodity contracts	—

Total derivatives designated as hedges	—
Derivatives not designated as hedges:
Foreign exchange contracts	119.4

Total derivatives	$119.4

The fair value and balance sheet presentation of derivative instruments as of December 31, 2009 were as follows:

	Balance Sheet Location	Fair Value
Asset derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	$0.3

Total asset derivatives		$0.3

Liability derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$0.9

		$0.9

Gains and losses on derivative instruments for the year ended December 31, 2009 were as follows:

	Gain (Loss) Recognized in AOCI (1) (Effective Portion)	Statement of Operations Classification	Gain (Loss) Recognized in Income (2)
Derivatives designated as hedges:
Cash flow hedges:
Commodity contracts	$(1.8)	Cost of product sold	$(4.9)
Foreign exchange contracts		Other income (expense), net	2.0
Net investment hedges:
Euro-denominated debt	(22.4)	N/A

Total derivatives designated as hedges	(24.2)		(2.9)
Derivatives not designated as hedges:
Foreign exchange contracts	—	Other income (expense), net	(2.9)

Total derivatives	$(24.2)		$(5.8)

(1)	Accumulated other comprehensive income.

(2)	For derivatives designated as cash flow hedges, amounts represent the effective portion of the gains (losses) reclassified from AOCI; also includes immaterial amounts of hedge ineffectiveness.

18.    Fair Value of Financial Instruments

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

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance December 31, 2009	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$0.3	$—	$0.3	$—

Liabilities:
Foreign exchange forward contracts	$0.9	$—	$0.9	$—

	Balance December 31, 2008	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$2.5	$—	$2.5	$—

Liabilities:
Foreign exchange forward contracts	$1.9	$—	$1.9	$—
Natural gas forward contracts	3.1	—	3.1	—

	$5.0	$—	$5.0	$—

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Natural gas forward contracts are valued using NYMEX futures prices for natural gas at the reporting date.

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate their fair values at December 31, 2009 and 2008, because of the short-term maturities and nature of these balances.

The estimated fair value of long-term debt at December 31, 2009 and 2008 was $2,769.7 million and $2,773.9 million, respectively, and the related carrying value was $2,714.3 million and $3,129.6 million, respectively. The fair value of our senior notes, senior subordinated notes and senior discount notes was estimated based on their quoted market prices. The carrying value of amounts outstanding under our senior secured credit facilities is considered to approximate fair value because interest accrues at rates that fluctuate with interest rate trends. The carrying value of other long-term debt outstanding also approximates fair value due to the variable nature of their interest rates.

19.    Restructuring Expenses

We continuously redesign and optimize our business and work processes, and restructure our organization accordingly. During the year ended December 31, 2009, plans were approved to set a lower cost base through restructuring actions, primarily in Europe. As a result, we recognized $47.8 million of restructuring costs in 2009, which included $27.1 million in charges for employee severance and related

19.    Restructuring Expenses (continued)

costs, reflecting a reduction in force of more than 300 positions. In addition, certain long-lived assets held and used were written down to their estimated fair value, resulting in an impairment loss of $20.2 million. The fair value of the assets was measured using a combination of market participant inputs and internal cash flow estimates (i.e., Level 3 in the fair value hierarchy established by authoritative guidance issued by the FASB for fair value measurements). We also recognized $0.5 million of losses on assets disposed of as part of our restructuring activities.

Restructuring expenses, representing mostly employee severance and related costs, were $33.4 million and $15.3 million for the years ended December 31, 2008 and 2007, respectively. The increase in restructuring expenses in 2008 was mainly the result of a reduction in force of more than 400 positions as part of an organizational realignment.

Restructuring accruals of $29.5 million and $28.2 million as of December 31, 2009 and 2008, respectively, were included in other current liabilities on the consolidated balance sheet. All restructuring-related payments in 2009, 2008 and 2007 were funded with cash from operations, and we expect that future payments also will be funded with cash from operations. The following table summarizes the activity for the restructuring charges discussed above and the related accrual:

	Severance, Termination Benefits and Other	Asset Impairments and Disposals	Total
Balance as of December 31, 2006	$7.1	$—	$7.1
Charges to restructuring expense	16.1	(0.8)	15.3
Cash payments	(15.5)	—	(15.5)
Asset writedowns and disposals	—	0.8	0.8
Currency translation adjustments	0.7	—	0.7

Balance as of December 31, 2007	8.4	—	8.4
Charges to restructuring expense	33.4	—	33.4
Cash payments	(11.5)	—	(11.5)
Currency translation adjustments	(2.1)	—	(2.1)

Balance as of December 31, 2008	28.2	—	28.2
Charges to restructuring expense	27.1	20.7	47.8
Cash payments	(26.5)	—	(26.5)
Asset writedowns and disposals	—	(20.7)	(20.7)
Currency translation adjustments	0.7	—	0.7

Balance as of December 31, 2009	$29.5	$—	$29.5

20.    Summary of Other Income (Expense), Net

The components of other income (expense), net in the statements of operations include the following:

	Year ended December 31
	2009	2008	2007
Loss on early extinguishment of debt	$(20.5)	$—	$—
Franchise taxes	(0.9)	0.1	(3.0)
Equity in earnings of unconsolidated subsidiaries	0.6	0.3	1.4
Foreign currency exchange adjustments	1.9	(10.7)	(1.1)
Other income (expense), net	1.3	(7.1)	(2.1)

	$(17.6)	$(17.4)	$(4.8)

21.    Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to Nalco Holding Company common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

Basic and diluted earnings per share were calculated as follows:

	Year ended December 31
(in millions)	2009	2008	2007
Numerator for basic and diluted earnings per share attributable to Nalco Holding Company common shareholders:
Net earnings (loss) attributable to Nalco Holding Company	$60.5	$(342.6)	$129.0

Denominator for basic earnings per share – weighted average common shares outstanding	138.2	140.1	143.2
Effect of dilutive securities:
Stock purchase warrant	—	—	3.4
Share-based compensation plans	0.4	—	0.1

Denominator for diluted earnings per share	138.6	140.1	146.7

There were 0.5 million shares, 2.4 million shares and 0.1 million shares potentially issuable under share-based compensation plans at December 31, 2009, 2008 and 2007, respectively, that were excluded from our diluted earnings per share computation, as the effect of including such shares would be anti-dilutive.

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

In 2009, our Industrial and Institutional Services segment was renamed Water Services. We also began reporting Other segment results related to the Water Services, Paper Services and Energy Services segments with those segments. This former segment included an Integrated Channels group, supply chain activities, standard cost variances, and certain other operating expenses. In addition, we discontinued the assessment of an internal non-GAAP “capital charge” to each segment. Amounts for prior periods have been restated to conform with these changes.

22.    Segment Information (continued)

We evaluate the performance of our segments based on “direct contribution”, which is defined as net sales, less cost of products sold, selling and service expenses, marketing expenses, and research expenses directly attributable to each segment. There are no intersegment revenues.

Net sales by reportable segment were as follows:

	Year ended December 31
	2009	2008	2007
Water Services	$1,662.4	$1,919.0	$1,846.0
Paper Services	666.0	778.0	778.4
Energy Services	1,418.4	1,515.4	1,288.1

Net sales	$3,746.8	$4,212.4	$3,912.5

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings (loss) before income taxes:

	Year ended December 31
	2009	2008	2007
Segment direct contribution:
Water Services	$322.4	$370.8	$368.6
Paper Services	117.7	101.9	127.1
Energy Services	314.9	315.5	283.1

Total segment direct contribution	755.0	788.2	778.8
Expenses not allocated to segments:
Administrative expenses	255.4	204.1	225.2
Amortization of intangible assets	47.9	56.8	62.1
Restructuring expenses	47.8	33.4	15.3
Gain on divestiture	—	(38.1)	—
Impairment of goodwill	—	544.2	—

Operating earnings (loss)	403.9	(12.2)	476.2
Other income (expense), net	(17.6)	(17.4)	(4.8)
Interest income	3.9	8.3	9.1
Interest expense	(254.5)	(258.8)	(274.0)

Earnings (loss) before income taxes	$135.7	$(280.1)	$206.5

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans.

We have a single supply chain function that serves all the reportable segments. As such, asset and capital expenditure information by reportable segment has not been reported and is not available, since we do not produce such information internally. In addition, although depreciation expense is a component of each reportable segment’s direct contribution, it is not discretely identifiable.

22.    Segment Information (continued)

Net sales by geographic region were as follows:

	Year ended December 31
	2009	2008	2007
United States	$1,675.4	$1,884.1	$1,759.6
Other Americas	521.4	559.5	488.1
Europe/Middle East/Africa	961.8	1,154.8	1,103.2
Asia/Pacific	588.2	614.0	561.6

	$3,746.8	$4,212.4	$3,912.5

Long-lived assets by geographic region were as follows:

	December 31, 2009	December 31, 2008
United States	$2,168.6	$2,162.6
Other Americas	333.0	284.1
Europe/Middle East/Africa	871.2	887.9
Asia/Pacific	347.2	319.7

	$3,720.0	$3,654.3

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

Our undiscounted reserves for known environmental clean up costs were $2.2 million at December 31, 2009. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

23.    Contingencies and Litigation (continued)

Expenditures for the year ended December 31, 2009, relating to environmental compliance and clean up activities, were not significant.

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

24.    Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (1)
2009
Net sales	$868.4	$913.1	$957.0	$1,008.3
Cost of product sold	488.6	501.8	504.3	542.3
Restructuring expenses	0.3	43.9	2.7	0.9
Earnings (loss) before income taxes	36.3	(29.1)	53.9	74.6
Net earnings (loss)	24.7	(27.3)	29.5	41.0
Net earnings (loss) attributable to Nalco Holding Company	23.2	(29.2)	28.0	38.5
Net earnings (loss) per share attributable to Nalco Holding Company common shareholders:
Basic	$0.17	$(0.21)	$0.20	$0.28
Diluted	$0.17	$(0.21)	$0.20	$0.28

	First Quarter	Second Quarter	Third Quarter (3)	Fourth Quarter (4)
2008
Net sales	$999.7	$1,066.3	$1,115.5	$1,030.9
Cost of product sold	563.6	594.5	641.5	578.7
Restructuring expenses	1.0	1.4	10.4	20.6
Earnings (loss) before income taxes	44.1	54.9	102.7	(481.8)
Net earnings (loss)	30.6	45.9	58.8	(469.9)
Net earnings (loss) attributable to Nalco Holding Company	29.2	44.2	57.4	(473.4)
Net earnings (loss) per share attributable to Nalco Holding Company common shareholders:
Basic	$0.20	$0.32	$0.41	$(3.45)
Diluted	$0.20	$0.31	$0.41	$(3.45)

24.    Quarterly Results of Operations (Unaudited) (continued)

(1)	Earnings (loss) before income taxes includes the impact of a loss on early extinguishment of debt of $16.4 million and $4.1 million in the second quarter 2009 and fourth quarter 2009, respectively.

(2)	Earnings (loss) before income taxes includes the impact of a $20.6 million settlement loss attributable to the principal domestic pension plan.

(3)	Earnings (loss) before income taxes includes the impact of a $38.1 million gain on divestiture of the Finishing Technologies surface treatment unit.

(4)	Earnings (loss) before income taxes includes the impact of a $544.2 million charge for the impairment of goodwill.

25.    Subsequent Event

Effective January 1, 2010, Venezuela’s economy is considered to be highly inflationary under U.S. generally accepted accounting principles, since it has experienced a rate of general inflation in excess of 100% over the last three-year period. Accordingly, all gains and losses resulting from the remeasurement of our financial statements are required to be recorded directly in the statement of operations. On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte and the establishment of a two-tier exchange structure of 4.30 per U.S. dollar for non-essential items and 2.60 per U.S. dollar for food, medical supplies and other national priorities.

As a result, we expect to record a charge in the first quarter of 2010 in connection with the remeasurement of our balance sheet accounts to reflect the devaluation. If calculated at the exchange rate for non-essential items of 4.30 bolivares fuertes per U.S. dollar, the exchange loss is expected to be approximately $21 million. To the extent that our imports are classified as essential, this impact could be reduced.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our principal executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period, have concluded that our disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the principal executive officer and chief financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

(c)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not previously reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is included in Item 1 of Part I of this report.

Information with respect to our directors, included under the headings “What is the composition of the Board of Directors and how often are members elected?”, “Who are this year’s nominees?”, “Class I Directors Term Expiring in 2011”, and “Class II Directors Term Expiring in 2012” in the Proxy Statement, is incorporated herein by reference.

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

Information with respect to the number of shares of our common stock that could be issued under equity compensation plans as of December 31, 2009, included in the table titled “EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement, is incorporated herein by reference.

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

Information with respect to principal accounting fees and services, included under the heading “What fees did the Company pay to Ernst & Young LLP for audit and other services for fiscal years 2009 and 2008?” in the Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

The following consolidated financial statements of Nalco Holding Company and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated Balance Sheets–December 31, 2009 and 2008

Consolidated Statements of Operations — Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Equity — Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows — Years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a)	(2) Financial statement schedules:

  Schedule I — Condensed Financial Information

  Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

(a)	(3) Exhibits

See index on pages 112 though 120 of this Annual Report on Form 10-K.

Schedule I – Condensed Financial Information

Nalco Holding Company (Parent Company Only)

Condensed Balance Sheets

(dollars in millions)

	December 31, 2009	December 31, 2008
Assets
Investment in subsidiaries	$476.4	$398.1

Total Assets	$476.4	$398.1

Liabilities and Shareholders’ Equity
Dividends payable	$4.8	$4.8
Total shareholders’ equity	471.6	393.3

Total Liabilities and Shareholders’ Equity	$476.4	$398.1

See accompanying note to condensed financial statements.

Schedule I – Condensed Financial Information – Continued

Nalco Holding Company (Parent Company Only)

Condensed Statements of Operations

(dollars in millions)

	Years ended December 31
	2009	2008	2007
Net sales	$—	$—	$—
Operating costs and expenses:
Selling, administrative, and research expenses	—	—	—

Total operating costs and expenses	—	—	—

Operating earnings (loss)	—	—	—
Equity in earnings of subsidiaries	46.0	(355.5)	117.1
Other expenses	—	—	(0.1)
Interest expense to subsidiaries	—	(0.3)	(0.5)

Earnings (loss) before income taxes	46.0	(355.8)	116.5
Income tax provision (benefit)	(14.5)	(13.2)	(12.5)

Net earnings (loss)	$60.5	$(342.6)	$129.0

See accompanying note to condensed financial statements.

Schedule I – Condensed Financial Information – Continued

Nalco Holding Company (Parent Company Only)

Condensed Statements of Cash Flows

(dollars in millions)

	Year ended December 31
	2009	2008	2007
Operating activities
Net earnings (loss)	$60.5	$(342.6)	$129.0
Equity in earnings of subsidiaries	(46.0)	355.5	(117.1)
Dividends from subsidiaries	19.3	136.7	113.1
Deferred income taxes	(14.5)	(13.2)	(12.5)
Other	—	(0.2)	0.2

Net cash provided by operating activities	19.3	136.2	112.7

Investing activities
Advances from (to) subsidiaries	—	(13.2)	10.4

Net cash provided by (used for) investing activities	—	(13.2)	10.4

Financing activities
Cash dividends	(19.3)	(19.7)	(15.1)
Purchases of treasury stock	—	(103.3)	(108.0)

Net cash used for financing activities	(19.3)	(123.0)	(123.1)

Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—

Cash at the end of period	$—	$—	$—

See accompanying note to condensed financial statements.

Schedule I – Condensed Financial Information—Continued

Nalco Holding Company (Parent Company Only)

Note to Condensed Financial Statements

December 31, 2009

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

The financial statements for Nalco Holding Company (Parent Company Only) summarize the results of operations and cash flows for the years ended December 31, 2009, 2008 and 2007, and the financial position as of December 31, 2009 and 2008. In these statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition, November 4, 2003. The Company’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The Nalco Holding Company parent-company-only financial statements should be read in conjunction with the consolidated financial statements of Nalco Holding Company and subsidiaries.

Schedule II – Valuation and Qualifying Accounts

Years Ended December 31, 2009, 2008 and 2007

		Additions			Other Changes Increase (Decrease)
(dollars in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Currency Translation Adjustments	Other		Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts	$23.8	$3.0	$—		$0.5	$(9.5	) (1)	$17.8
Deferred tax asset valuation allowance	49.6	29.0	10.3	(2)	6.3	—		95.2
Year Ended December 31, 2008
Allowance for doubtful accounts	$19.5	$9.3	$—		$(1.4)	$(3.6	) (1)	$23.8
Deferred tax asset valuation allowance	88.1	(19.7)	(7.9)	(3)	(10.9)	—		49.6
Year Ended December 31, 2007
Allowance for doubtful accounts	$19.0	$4.3	$—		$1.0	$(4.8	) (1)	$19.5
Deferred tax asset valuation allowance	75.2	1.6	9.0	(4)	2.3	—		88.1

(1)	Account write-offs net of recoveries.

(2)	Increased allowance charged to other comprehensive income of $6.1 million and reclassification from deferred tax assets of $4.2 million.

(3)	Reduced allowance resulting from the Acquisition charged to goodwill of $8.1 million and reclassification from deferred tax assets of $0.2 million.

(4)	Reclassification from deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NALCO HOLDING COMPANY (Registrant)

By:	/s/ BRADLEY J. BELL
Bradley J. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010.

Signature	Title

/S/ J. ERIK FYRWALD J. Erik Fyrwald	Chairman of the Board, President and Chief Executive Officer

/S/ BRADLEY J. BELL Bradley J. Bell	Executive Vice President and Chief Financial Officer

/S/ SCOTT J. HINKLE Scott J. Hinkle	Controller (Principal Accounting Officer)

/S/ CARL M. CASALE Carl M. Casale	Director

/S/ RODNEY F. CHASE Rodney F. Chase	Director

/S/ RICHARD B. MARCHESE Richard B. Marchese	Director

/S/ PAUL J. NORRIS Paul J. Norris	Director

/S/ DOUGLAS A. PERTZ Douglas A. Pertz	Director

/S/ DANIEL S. SANDERS Daniel S. Sanders	Director

/S/ MARY M. VANDEWEGHE Mary M. VanDeWeghe	Director

INDEX TO EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number
2.1	Stock Purchase Agreement among Nalco Holdings LLC (formerly known as Blackstone/Neptune Acquisition Company L.L.C.), Leo Holding Company and Nalco International SAS, dated as of August 31, 2003, which is incorporated herein by reference from Exhibit 2.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

3.1	Amended and Restated Certificate of Incorporation of Nalco Holding Company, which is incorporated herein by reference from Exhibit 3.1 on Form 8-K of Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).

3.2	Amended and Restated By-laws of Nalco Holding Company, which are incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on May 7, 2007 (File No. 001-32342).

4.1	Form of Certificate of Common Stock, which is incorporated herein by reference from Exhibit 4.1 of Amendment No. 2 to the Registration Statement on Form S-1 of Nalco Holding Company filed on October 13, 2004 (File No. 333-118583).

4.2	Indenture, dated as of May 1, 1998, between Nalco Chemical Company and The Chase Manhattan Bank, which is incorporated herein by reference from Exhibit 4.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.3	First Supplemental Indenture, dated as of December 3, 1999, by and between Nalco Chemical Company and The Chase Manhattan Bank, which is incorporated herein by reference from Exhibit 4.2 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.4	Senior Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.5	Senior Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.6	Senior Subordinated Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.7	Senior Subordinated Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.8	Indenture, dated as of January 21, 2004 among Nalco Finance Holdings LLC, Nalco Finance Holdings Inc. and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.7 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.9	Indenture, dated as of May 13, 2009, among Nalco Company, the Guarantors named therein and the Bank of New York Mellon, as Trustee, which is incorporated herein by reference from Exhibit 4.1 on Form 8-K of Nalco Holding Company filed on May 15, 2009 (File No. 001-32342).

Exhibit Number
4.10	Form of 8 1/4% Senior Notes due 2017 (included in Exhibit 4.9) , which is incorporated herein by reference from Exhibit 4.2 on Form 8-K of Nalco Holding Company filed on May 15, 2009 (File No. 001-32342).

10.1	Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.1 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.2	U.S. Guarantee and Collateral Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, each domestic subsidiary of Nalco Holdings LLC named therein and Citicorp North America, Inc., as Collateral Agent, which is incorporated herein by reference from Exhibit 10.2 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.3	Guarantee Agreement, dated as of August 31, 2003, between Suez and Blackstone/Neptune Acquisition Company L.L.C., which is incorporated herein by reference from Exhibit 10.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.4	Reimbursement Agreement, dated as of November 4, 2003 between Suez and Nalco Company, which is incorporated herein by reference from Exhibit 10.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.5	Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sublandlord and Ondeo Nalco Company, as subtenant, which is incorporated herein by reference from Exhibit 10.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.6†	Employment agreement, effective as of November 1, 2003, between Nalco Company and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.11 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.7†	Nalco LLC 2004 Unit Plan, which is incorporated herein by reference from Exhibit 10.24 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).

10.8	Nalco LLC Limited Liability Company Operating Agreement, dated May 17, 2004, which is incorporated herein by reference from Exhibit 10.25 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).

10.9	Warrant Agreement, which is incorporated herein by reference from Exhibit 10.4 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).

10.10	Registration Rights Agreement, dated as of November 16, 2004, among Nalco Holding Company, Nalco LLC and the other parties named therein, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).

10.11	Stockholders Agreement, dated as of November 16, 2004, between Nalco Holding Company and Nalco LLC, which is incorporated herein by reference from Exhibit 10.3 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).

Exhibit Number
10.12†	Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan, which is incorporated herein by reference from Annex A on Form Defr14a of Nalco Holding Company filed on April 18, 2007 (File No. 001-32342).

10.13†	Management Members Agreement (class B, class C and class D Units), dated as of June 11, 2004, between Nalco LLC and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.36 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).

10.14†	Form of Nalco Holding Company Amended and Restated 2004 Stock Incentive Plan Restricted Stock Unit Agreement for the 2008 Grant, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 11, 2008 (File No. 001-32342).

10.15†	Second Amended and Restated Management Incentive Plan (as amended and restated May 4, 2006 and February 9, 2010), which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 12, 2010 (File No. 001-32342).

10.16†	Long Term Cash Incentive Plan of Nalco Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on March 1, 2005 (File No. 001-32342).

10.17†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).

10.18	Amendment No. 3, dated as of October 19, 2005, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.2 on the Quarterly Report on Form 10-Q of Nalco Holding Company filed on November 14, 2005 (File No. 001-32342).

10.19	Amendment No. 1, dated as of December 30, 2005, to the Nalco LLC Limited Liability Company Operating Agreement, dated May 17, 2004, which is incorporated herein by reference from Exhibit 10.51 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).

10.20	Amendment No. 4, dated as of February 22, 2006, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.62 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).

Exhibit Number
10.21†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Rodney F. Chase, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).

10.22†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Richard B. Marchese, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).

10.23†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Douglas A. Pertz, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).

10.24†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement (2007 Grant), effective February 15, 2007, between Nalco Holding Company and Daniel S. Sanders, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 20, 2007 (File No. 001-32342).

10.25†	Amendment No. 1 to the Nalco Company Supplemental Profit Sharing Plan, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on August 9, 2007 (File No. 001-32342).

10.26†*	Amendment No. 2 to the Nalco Company Supplemental Profit Sharing Plan.

10.27†	Amendment No. 1 to the Nalco Company Supplemental Retirement Income Plan, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on August 9, 2007 (File No. 001-32342).

10.28†*	Amendment No. 2 to the Nalco Company Supplemental Retirement Income Plan.

10.29	Receivables Transfer Agreement of Nalco Company dated June 22, 2007, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on June 26, 2007 (File No. 001-32342).

10.30	Amendment No. 5, dated as of December 15, 2006, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.81 of the Annual Report Form 10-K Nalco Holding Company filed on March 1, 2007 (File No. 001-32342).

10.31	Amended and Restated Receivables Purchase Agreement of Nalco Company dated June 22, 2007, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on June 26, 2007 (File No. 001-32342).

10.32†	Nalco Holding Company Amended and Restated 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective March 7, 2008, between Nalco Holding Company and David Johnson, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 19, 2008 (File No. 001-32342).

Exhibit Number
10.33†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective January 10, 2006, between Nalco Holding Company and David Johnson, which is incorporated herein by reference from Exhibit 10.68 on Form 10-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.34†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective June 7, 2007, between Nalco Holding Company and David Johnson, which is incorporated herein by reference from Exhibit 10.69 on Form 10-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.35†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement, effective December 2, 2007, between Nalco Company and David Johnson, which is incorporated herein by reference from Exhibit 10.70 on Form 10-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.36†	Employment Letter Agreement dated as of February 21, 2008, between Nalco Holding Company and J. Erik Fyrwald, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.37†	Severance Agreement effective as of February 28, 2008, between Nalco Holding Company and J. Erik Fyrwald, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.38†	Non-Plan Stock Option Agreement effective as of March 7, 2008, between Nalco Holding Company and J. Erik Fyrwald, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on March 12, 2008 (File No. 001-32342).

10.39†	Non-Plan Restricted Stock Agreement effective as of March 7, 2008, between Nalco Holding Company and J. Erik Fyrwald, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on March 12, 2008 (File No. 001-32342).

10.40†	Employment Letter Agreement dated as of July 17, 2008, between David E. Flitman and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on July 22, 2008 (File No. 001-32342).

10.41	Asset Purchase Agreement dated as of July 24, 2008, between Chemetall Corp. and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 10.1 on Form 10-Q of Nalco Holding Company filed on August 1, 2008 (File No. 001-32342).

10.42†	Employment Letter Agreement dated August 22, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on August 26, 2008 (File No. 001-32342).

10.43†	Death Benefit Agreement effective August 22, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on August 26, 2008 (File No. 001-32342).

10.44†	Employment Agreement effective August 22, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on August 26, 2008 (File No. 001-32342).

10.45†	Severance Agreement effective August 22, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.4 on Form 8-K of Nalco Holding Company filed on August 26, 2008 (File No. 001-32342).

Exhibit Number
10.46†	Sign-On Restricted Share Award Agreement effective September 9, 2008, between David E. Flitman and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on September 11, 2008 (File No. 001-32342).

10.47†	Severance Agreement effective September 9, 2008, between David E. Flitman and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on September 11, 2008 (File No. 001-32342).

10.48†	Sign-On Restricted Share Award Agreement effective October 8, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on October 14, 2008 (File No. 001-32342).

10.49†	Nonqualified Stock Option Agreement effective October 8, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on October 14, 2008 (File No. 001-32342).

10.50†	Restricted Share Agreement effective January 1, 2009, between Bradley J. Bell and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.51†	Form of Severance Agreement effective January 1, 2009, between Bradley J. Bell and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.52†	Form of Severance Agreement effective January 1, 2009, between David Johnson and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.53†	Form of Change of Control Agreement effective January 1, 2009, between J. Erik Fyrwald and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.54†	Form of Change of Control Agreement effective January 1, 2009, between David E. Flitman and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.55†	Form of 2009 Restricted Stock Unit Agreement granted to non-employee directors under the 2004 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on January 12, 2009 (File No. 001-32342).

10.56†	Form of Change of Control Agreement effective January 1, 2009, between Bradley J. Bell and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.57†	Form of Change of Control Agreement effective January 1, 2009, between David Johnson and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.58†	Nalco Holding Company Amended and Restated 2004 Stock Incentive Plan Restricted Stock Unit Agreement for the 2008 Grant effective March 7, 2008, between Nalco Holding Company and David Johnson, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 19, 2008 (File No. 001-32342).

Exhibit Number
10.59†	Expatriate Agreement effective April 4, 2007 between David Johnson and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 10.69 on Form 10-K/A of Nalco Holding Company filed on March 10, 2009 (File No. 001-32342).

10.60†

Form of Change of Control Agreement effective November 26, 2008, between Scott C. Mason and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on November 26, 2008

(File No. 001-32342).

10.61†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement, effective January 16, 2006, between Nalco Company and Scott C. Mason, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).

10.62†	Form of Severance Agreement effective November 26, 2008, between Scott C. Mason and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.63†*	Employment Separation and Consulting Agreement, effective December 14, 2009, between Nalco Company and Scott C. Mason.

10.64†*	First Amendment to the Nalco Company Employee Welfare Benefits Plan.

10.65†*	2009 Productivity Success Payments Plan.

10.66†*	Amendment No. 5 to the Nalco Company Retirement Income Plan.

10.67	Amendment No. 6, dated as of May 13, 2009, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Nalco Holding Company filed on May 15, 2009 (File No. 001-32342).

10.68	Credit Agreement, dated as of May 13, 2009, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc., as Syndication Agent, HSBC Securities (USA) Inc. and BMO Capital Markets, as Co-Documentation Agents, Banc of America Securities LLC, Deutsche Bank Securities Inc. and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Book Managers with respect to the Revolving Credit Facility, Deutsche Bank Securities Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Book Managers with respect to the Term Loan Facility and BMO Capital Markets, as Joint Book Manager with respect to the Term Loan Facility, which is incorporated herein by reference from Exhibit 10.2 on Form 8-K of Nalco Holding Company filed on May 15, 2009 (File No. 001-32342).

10.69	U.S. Guarantee and Collateral Agreement, dated as of May 13, 2009, among Nalco Holdings LLC, Nalco Company, each domestic subsidiary of Nalco Holdings LLC named therein and Citicorp North America, Inc., as Collateral Agent, which is incorporated herein by reference from Exhibit 10.3 on Form 8-K of Nalco Holding Company filed on May 15, 2009 (File No. 001-32342).

Exhibit Number
10.70	Intercreditor Agreement, dated as of May 13, 2009, by and between Citicorp North America, Inc., as 2003 Credit Agent and Bank of America, N.A., as 2009 Credit Agent, which is incorporated herein by reference from Exhibit 10.4 on Form 8-K of Nalco Holding Company filed on May 15, 2009 (File No. 001-32342).

10.71	Amendment No. 1, dated as of November 25, 2009, to the Credit Agreement, dated as of May 13, 2009, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc., as Syndication Agent, HSBC Securities (USA) Inc. and BMO Capital Markets, as Co-Documentation Agents, Banc of America Securities LLC, Deutsche Bank Securities Inc. and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Book Managers with respect to the Revolving Credit Facility, Deutsche Bank Securities Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Book Managers with respect to the Term Loan Facility and BMO Capital Markets, as Joint Book Manager with respect to the Term Loan Facility, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Nalco Holding Company filed on November 30, 2009 (File No. 001-32342).

10.72	Amendment No. 7, dated as of November 25, 2009, to the Credit Agreement, dated as of November 4, 2003, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Global Coordinators, Citicorp North America, Inc., as Administrative Agent, Bank of America, N.A., as Documentation Agent, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Co-Syndication Agents, Citigroup Global Markets Inc., Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book Managers, which is incorporated herein by reference from Exhibit 10.2 on Form 8-K of Nalco Holding Company filed on November 30, 2009 (File No. 001-32342).

10.73	Joinder Agreement, dated as of December 7, 2009, among Nalco Holdings LLC, Nalco Company, the financial institutions party thereto, and Bank of America, N.A., as administrative agent and collateral agent, to the Credit Agreement, dated as of May 13, 2009, among Nalco Holdings LLC, Nalco Company, the foreign subsidiary borrowers from time to time party thereto, the financial institutions party thereto, and Bank of America, N.A., as administrative Agent and collateral Agent, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Nalco Holding Company filed on December 8, 2009 (File No. 001-32342).

10.74†	Form of 2010 Restricted Stock Unit Agreement granted to non-employee directors under the 2004 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Nalco Holding Company filed on January 11, 2010 (File No. 001-32342).

10.75†	Form of Director Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.2 on Form 8-K of Nalco Holding Company filed on January 11, 2010 (File No. 001-32342).

14	Code of Ethical Business Conduct, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 7, 2008 (File No. 001-32342).

21.1*	Active Subsidiaries of Nalco Holding Company.

23.1*	Consent of Ernst & Young LLP.

Exhibit Number
31.1*	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of J. Erik Fyrwald, our Chairman, President and Chief Executive Officer, and Bradley J. Bell, our Executive Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Indicates a management contract or compensatory plan.

Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Nalco Holding Company, 1601 West Diehl Road, Naperville, IL 60563.