Form 10-Q
period 2010-03-31
Nalco Holding CO
filed 2010-04-28
CIK 1298341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 16, 2010, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 138,282,441 shares.

QUARTERLY REPORT ON FORM 10-Q

NALCO HOLDING COMPANY

Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nalco Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

	(Unaudited) March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$211.6	$127.6
Accounts receivable, less allowances of $19.8 in 2010 and $17.8 in 2009	684.7	681.2
Inventories:
Finished products	260.1	232.6
Materials and work in process	77.5	81.2

	337.6	313.8
Prepaid expenses, taxes and other current assets	157.3	122.2

Total current assets	1,391.2	1,244.8

Property, plant, and equipment, net	665.9	678.1
Intangible assets:
Goodwill	1,784.7	1,800.0
Other intangibles, net	1,055.2	1,055.9
Other assets	175.1	186.0

Total assets	$5,072.1	$4,964.8

Liabilities and equity
Current liabilities:
Accounts payable	$315.5	$315.4
Short-term debt	362.2	229.8
Other current liabilities	333.7	380.6

Total current liabilities	1,011.4	925.8

Other liabilities:
Long-term debt	2,695.0	2,714.3
Deferred income taxes	247.7	202.9
Accrued pension benefits	398.0	418.1
Other liabilities	210.1	212.1

Equity:
Nalco Holding Company shareholders’ equity	482.4	471.6
Noncontrolling interests	27.5	20.0

Total equity	509.9	491.6

Total liabilities and equity	$5,072.1	$4,964.8

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in millions, except per share amounts)

	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Net sales	$956.6	$868.4
Operating costs and expenses:
Cost of product sold	514.8	489.4
Selling, administrative, and research expenses	306.5	277.0
Amortization of intangible assets	10.7	11.6
Restructuring expenses	1.5	0.3

Total operating costs and expenses	833.5	778.3

Operating earnings	123.1	90.1

Other income (expense), net	(18.9)	2.8
Interest income	2.2	1.3
Interest expense	(58.7)	(57.9)

Earnings before income taxes	47.7	36.3

Income tax provision	21.6	11.6

Net earnings	26.1	24.7
Less: Net earnings attributable to noncontrolling interests	0.9	1.5

Net earnings attributable to Nalco Holding Company	$25.2	$23.2

Net earnings per share attributable to Nalco Holding Company common shareholders:
Basic	$0.18	$0.17

Diluted	$0.18	$0.17

Weighted-average shares outstanding (millions):
Basic	138.3	138.1

Diluted	139.2	138.2

Cash dividends declared per share	$0.035	$0.035

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Operating activities
Net earnings	$26.1	$24.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	30.2	32.9
Amortization	10.7	11.6
Amortization of deferred financing costs	3.0	2.3
Other, net	29.3	14.4
Changes in operating assets and liabilities	(97.6)	80.8

Net cash provided by operating activities	1.7	166.7

Investing activities
Additions to property, plant, and equipment, net	(26.4)	(18.8)
Business purchases	—	(23.7)
Other, net	—	0.4

Net cash used for investing activities	(26.4)	(42.1)

Financing activities
Cash dividends	(9.7)	(4.8)
Changes in short-term debt, net	130.6	(22.3)
Proceeds from long-term debt	—	5.0
Other, net	0.6	(0.1)

Net cash provided by (used for) financing activities	121.5	(22.2)
Effect of exchange rate changes on cash and cash equivalents	(12.8)	(0.9)

Increase in cash and cash equivalents	84.0	101.5
Cash and cash equivalents at beginning of period	127.6	61.8

Cash and cash equivalents at end of period	$211.6	$163.3

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

1. Description of Business and Basis of Presentation

Description of Business

We provide essential expertise for water, energy and air through the worldwide manufacture and sale of highly specialized service chemical programs. This includes production and service related to the sale and application of chemicals and technology used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining, and other industrial processes.

Basis of Presentation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report for Nalco Holding Company and subsidiaries for the fiscal year ended December 31, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ended December 31, 2010. The condensed consolidated balance sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Certain minor reclassifications have been made to the prior year data to conform to the current year presentation, which had no effect on net earnings or equity reported for any period.

2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that eliminates the qualifying special purpose entity concept, changes the requirements for derecognizing financial assets and requires enhanced disclosures about transfers of financial assets. The guidance also revises earlier guidance for determining whether an entity is a variable interest entity, requires a new approach for determining who should consolidate a variable interest entity, changes when it is necessary to reassess who should consolidate a variable interest entity, and requires enhanced disclosures related to an enterprise’s involvement in variable interest entities. We adopted the

2. Recent Accounting Pronouncements (continued)

guidance effective January 1, 2010, which did not have a material effect on our financial statements.

In January 2010, the FASB issued authoritative guidance that changes the disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. We adopted the guidance in the first quarter 2010, which did not have an impact on our financial position, results of operations or cash flows.

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

3. Acquisitions

In January 2010, we acquired a 50.1% controlling financial interest in Nalco Africa, a new entity formed with Protea Chemicals, one of Africa’s largest suppliers of industrial chemicals and services. Protea Chemicals is a division of the Omnia Group, a diversified and specialist chemical services company located in Johannesburg, South Africa. The new entity enables us to re-enter the water and process treatment markets of southern Africa. The business combination did not involve the transfer of consideration, but under the terms of a technical assistance and license agreement executed at the time of the combination, we have licensed to Nalco Africa rights to certain of our patents, know-how

3. Acquisitions (continued)

and trademarks. On a preliminary basis, the fair value of the business acquired was $20.5 million, which was allocated to goodwill and other intangible assets. The fair value of the business acquired was measured using internal cash flow estimates (i.e., Level 3 in the fair value hierarchy established by authoritative guidance issued by the FASB for fair value measurements).

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

The pro forma impact as if the aforementioned acquisitions had occurred at the beginning of the respective years is not significant.

4. Debt

Debt consists of the following:

(dollars in millions)	March 31, 2010	December 31, 2009
Short-term
Checks outstanding and bank overdrafts	$24.8	$7.5
Notes payable to banks	46.4	44.8
Securitized trade accounts receivable facility	130.0	—
Current maturities of long-term debt	161.0	177.5

	$362.2	$229.8

Long-term
Term loan B, due November 2010	$150.5	$167.0
Term loan B, due May 2016	744.3	746.2
Term loan C, due May 2016 (including discount of $25.7 in 2010 and $26.7 in 2009)	273.5	273.3
Senior subordinated notes, due November 2013	465.0	465.0
Senior subordinated notes (euro), due November 2013	270.0	287.7
Senior discount notes, due February 2014 (including premium of $1.1 in 2010 and $1.1 in 2009)	461.9	461.9
Senior notes, due May 2017 (including discount of $9.5 in 2010 and $9.8 in 2009)	490.5	490.2
Other	0.3	0.5

	2,856.0	2,891.8
Less: Current portion	161.0	177.5

	$2,695.0	$2,714.3

We had $17.2 million of letters of credit outstanding at March 31, 2010.

5. Equity

Equity consists of the following:

(dollars in millions, except per share amounts)	March 31, 2010	December 31, 2009
Nalco Holding Company shareholders’ equity:
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.0l per share; authorized 500,000,000 shares; 147,818,384 and 147,730,531 shares issued at March 31, 2010 and December 31, 2009, respectively	1.4	1.4
Additional paid-in capital	790.2	776.1
Treasury stock, at cost; 9,535,943 shares at March 31, 2010 and December 31, 2009	(211.3)	(211.3)
Accumulated deficit	(207.4)	(227.8)
Accumulated other comprehensive income:
Net prior service credit	28.1	28.8
Net actuarial gain (loss)	(90.9)	(91.1)
Currency translation adjustments	172.3	195.5

Nalco Holding Company shareholders’ equity	482.4	471.6
Noncontrolling interests	27.5	20.0

Total equity	$509.9	$491.6

In July 2007, our Board of Directors authorized a $300 million share repurchase program and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. As of December 31, 2009, we had repurchased 9,535,943 shares at a cost of $211.3 million. No additional shares were repurchased during the three months ended March 31, 2010.

6. Pension and Other Postretirement Benefit Plans

The components of net periodic pension cost for the three months ended March 31, 2010 and 2009 were as follows:

	U.S.		Non-U.S.
(dollars in millions)	Three Months ended March 31, 2010	Three Months ended March 31, 2009	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Service cost	$—	$3.6	$2.4	$1.9
Interest cost	6.1	6.5	4.7	4.2
Expected return on plan assets	(4.8)	(5.2)	(3.6)	(3.2)
Prior service (credit)	(0.5)	(0.6)	(0.3)	—
Net actuarial (gain) loss	1.0	—	0.1	(0.5)
Settlements	—	—	—	0.2

Net periodic pension cost	$1.8	$4.3	$3.3	$2.6

6. Pension and Other Postretirement Benefit Plans (continued)

The components of net periodic cost of postretirement benefits other than pensions for the three months ended March 31, 2010 and 2009 were as follows:

(dollars in millions)	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Service cost	$1.1	$0.9
Interest cost	2.3	2.3
Prior service (credit)	(0.2)	(0.8)
Net actuarial (gain)	(0.4)	(0.9)

Net periodic cost	$2.8	$1.5

7. Restructuring Expenses

We continuously redesign and optimize our business and work processes, and restructure our organization accordingly. Restructuring expenses were $1.5 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, plans were approved to set a lower cost base through restructuring actions, primarily in Europe. As a result, we recognized $47.8 of restructuring costs in 2009, which included $27.1 million in charges for employee severance and related costs, reflecting a reduction in force of more than 300 positions. In addition, certain long-lived assets held and used were written down to their estimated fair value, resulting in an impairment loss of $20.2 million.

A restructuring accrual of $23.3 million as of March 31, 2010 was included in other current liabilities on the condensed consolidated balance sheet. All restructuring-related payments in the first three months of 2010 were funded with cash from operations. We expect that future payments also will be funded with cash from operations. Activity in the restructuring accrual for the three months ended March 31, 2010 is summarized as follows:

(dollars in millions)	Severance, Termination Benefits and Other
Balance as of December 31, 2009	$29.5
Charges to restructuring expense	1.5
Cash payments	(6.2)
Currency translation adjustments	(1.5)

Balance as of March 31, 2010	$23.3

8. Summary of Other Income (Expense), Net

The components of other income (expense), net for the three months ended March 31, 2010 and 2009, include the following:

(dollars in millions)	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Franchise taxes	$(0.4)	$0.3
Equity in earnings of unconsolidated subsidiaries	0.2	0.2
Foreign currency exchange adjustments	(17.3)	(0.1)
Other	(1.4)	2.4

Other income (expense), net	$(18.9)	$2.8

The $17.3 million of foreign currency exchange adjustments for three months ended March 31, 2010 was mostly attributable to our subsidiary in Venezuela (see Note 16).

9. Income Taxes

The income tax provision consists of the following items:

(dollars in millions)	Three Months ended March 31, 2010	Three Months ended March 31, 2009
U.S. statutory tax rate – 35%	$16.7	$12.7
Foreign tax credits	(7.7)	(2.8)
Valuation allowances	0.7	0.3
Law change – prescription drug subsidy	2.6	—
Venezuela foreign exchange loss	2.1	—
Other	7.2	1.4

Income tax provision	$21.6	$11.6

The income tax provision of $21.6 million for the three months ended March 31, 2010 was unfavorably impacted by the tax consequences of recent U.S. healthcare reform legislation that was enacted in the quarter. The resulting one-time write-off of previously accrued tax benefits associated with the subsidy for postretirement prescription drug benefits increased our tax provision by $2.6 million. Also in the quarter, the Venezuelan government devalued its currency, which resulted in a foreign exchange loss from remeasurement of the balance sheet accounts of our Venezuelan subsidiary. The loss produced relatively small tax benefits, which when compared to the 35% U.S. federal rate results in an additional $2.1 million increase to the tax provision.

10. Comprehensive Income (Loss)

Total comprehensive income (loss) and its components, net of related tax, for the three months ended March 31, 2010 and 2009, were as follows:

10. Comprehensive Income (Loss) (continued)

(dollars in millions)	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Net earnings	$26.1	$24.7
Other comprehensive income (loss), net of income taxes:
Derivatives	—	(0.5)
Amortization of net prior service credit	(0.7)	(0.8)
Amortization of net actuarial (gain) loss	0.2	(0.9)
Foreign currency translation adjustments	(23.4)	(37.9)

Comprehensive income (loss)	2.2	(15.4)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.7	(0.1)

Comprehensive income (loss) attributable to Nalco Holding Company	$1.5	$(15.3)

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

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Water Services	$415.8	$369.2
Paper Services	178.4	157.7
Energy Services	362.4	341.5

Net sales	$956.6	$868.4

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes:

11. Segment Information (continued)

(dollars in millions)	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Segment direct contribution:
Water Services	$82.7	$56.4
Paper Services	29.7	19.2
Energy Services	82.3	74.2

Total segment direct contribution	194.7	149.8
Expenses not allocated to segments:
Administrative expenses	59.4	47.8
Amortization of intangible assets	10.7	11.6
Restructuring expenses	1.5	0.3

Operating earnings	123.1	90.1
Other income (expense), net	(18.9)	2.8
Interest income	2.2	1.3
Interest expense	(58.7)	(57.9)

Earnings before income taxes	$47.7	$36.3

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

Basic and diluted earnings per share were calculated as follows:

(in millions)	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Numerator for basic and diluted earnings per share attributable to Nalco Holding Company common shareholders:
Net earnings attributable to Nalco Holding Company	$25.2	$23.2

Denominator for basic earnings per share attributable to Nalco Holding Company common shareholders — weighted average common shares outstanding	138.3	138.1
Effect of dilutive securities:
Share-based compensation plans [1]	0.9	0.1

Denominator for diluted earnings per share attributable to Nalco Holding Company common shareholders	139.2	138.2

[1]	Share-based compensation plans excludes 0.8 million and 1.8 million shares at March 31, 2010 and 2009, respectively, due to their anti-dilutive effect.

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

We have been notified or named as a potentially responsible party (PRP) by the Environmental Protection Agency, state enforcement agencies or private parties at seven pending waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. Our financial contribution to remediate these sites is not expected to be material. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

Our undiscounted reserves for known environmental clean up costs were $2.6 million at March 31, 2010. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

Expenditures for the three months ended March 31, 2010, relating to environmental compliance and clean up activities, were not significant.

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

13. Contingencies and Litigation (continued)

In the ordinary course of our business, we are also a party to a number of lawsuits and are subject to various claims relating to patents, trademarks, employee matters, contracts, transactions, chemicals and other matters, the outcome of which, in our opinion, should not have a material effect on our consolidated financial position. However, we cannot predict the outcome of any litigation or the potential for future litigation. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs. We maintain accruals where the outcome of the matter is probable and can be reasonably estimated.

14. Financial Instruments

We use derivative instruments to manage our foreign exchange and energy cost exposures. All derivative instruments are recognized in the consolidated balance sheets at fair value. Changes in the fair value of derivatives that are not hedges are recognized in earnings as they occur. If the derivative instruments are designated as hedges, depending on their nature, the effective portions of changes in their fair values are either offset in earnings against the changes in the fair values of the items being hedged, or reflected initially in accumulated other comprehensive income (“AOCI”) and subsequently recognized in earnings when the hedged items are recognized in earnings. The ineffective portions of changes in the fair values of derivative instruments designated as hedges are immediately recognized in earnings.

Counterparties to derivative financial instruments expose us to credit-related losses in the event of nonperformance, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. We also mitigate our risk of material losses by diversifying our selection of counterparties.

Net Investment Hedges

We use euro-denominated borrowings of Nalco Company, an indirect subsidiary of Nalco Holding Company, as a hedge of our net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustments, a component of AOCI, to offset changes in the value of our net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency.

The carrying value of euro-denominated debt designated as a net investment hedge was $270.0 million and $287.7 million at March 31, 2010 and December 31, 2009, respectively. Gains from the net investment hedge reported as a component of other comprehensive income in the foreign currency translation adjustment account were as follows:

14. Financial Instruments (continued)

(dollars in millions)	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Gain before tax	$17.7	$23.6
Income tax	6.7	9.0

Net gain	$11.0	$14.6

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in earnings during the three months ended March 31, 2010 and 2009.

Cash Flow Hedges

We use derivative instruments such as foreign exchange forward contracts to hedge the variability of the cash flows from certain forecasted royalty payments due to changes in foreign exchange rates, and we use commodity forward contracts to manage our exposure to fluctuations in the cost of natural gas used in our business. These instruments are designated as cash flow hedges, with changes in their fair values included in AOCI to the extent the hedges are effective. Amounts included in AOCI are reclassified into earnings in the same period during which the hedged transaction is recognized in earnings. Changes in fair value representing hedge ineffectiveness are recognized in current earnings.

No derivative instruments were designated as a cash flow hedge at March 31, 2010 and December 31, 2009, and no cash flow hedges were discontinued during the three months ended March 31, 2010 and 2009.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. No derivative instruments were designated as a fair value hedge at March 31, 2010 and December 31, 2009.

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

Derivative instruments are not held or issued for trading or speculative purposes.

14. Financial Instruments (continued)

The notional amounts of derivative instruments outstanding as of March 31, 2010 and December 31, 2009 were as follows:

(dollars in millions)	March 31 2010	December 31, 2009
Derivatives designated as hedges:
Foreign exchange contracts	$—	$—
Commodity contracts	—	—

Total derivatives designated as hedges	—	—
Derivatives not designated as hedges:
Foreign exchange contracts	30.9	119.4

Total derivatives	$30.9	$119.4

The fair value and balance sheet presentation of derivative instruments as of March 31, 2010 and December 31, 2009 were as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2010	December 31, 2009
Asset derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	$0.2	$0.3

Total asset derivatives		$0.2	$0.3

Liability derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$1.0	$0.9

		$1.0	$0.9

For the three months ended March 31, 2010 and 2009, the impact on AOCI and earnings from derivative instruments that qualified as cash flow hedges was as follows:

(dollars in millions)	Location	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Unrealized gain (loss) recognized into AOCI (effective portion):
Commodity contracts	AOCI (equity)	$—	$(1.5)
Foreign exchange contracts	AOCI (equity)	—	0.5

		$—	$(1.0)

Gain (loss) reclassified from AOCI into earnings (effective portion):
Commodity contracts	Cost of product sold	$—	$(1.5)
Foreign exchange contracts	Other income (expense), net	—	1.3

		$—	$(0.2)

14. Financial Instruments (continued)

For the three months ended March 31, 2010 and 2009, the impact on earnings from derivative instruments that were not designated as hedges was as follows:

(dollars in millions)	Location	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Gain recognized in earnings:
Foreign exchange contracts	Other income (expense), net	$1.3	$0.9

15. Fair Value Measurements

Authoritative guidance issued by the FASB defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 —	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 —	Observable inputs other than quoted prices in active markets.

Level 3 —	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

(dollars in millions)	Balance March 31, 2010	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$0.2	$—	$0.2	$—

Liabilities:
Foreign exchange forward contracts	$1.0	$—	$1.0	$—

(dollars in millions)	Balance December 31, 2009	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$0.3	$—	$0.3	$—

Liabilities:
Foreign exchange forward contracts	$0.9	$—	$0.9	$—

15. Fair Value Measurements (continued)

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date.

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate their fair values at March 31, 2010 and December 31, 2009, because of the short-term maturities and nature of these balances.

The estimated fair value of long-term debt at March 31, 2010 and December 31, 2009 was $2,772.1 million and $2,769.7 million, respectively, and the related carrying value was $2,695.0 million and $2,714.3 million, respectively. The fair value of our senior notes, senior subordinated notes and senior discount notes was estimated based on their quoted market prices. The carrying value of amounts outstanding under our senior secured credit facilities is considered to approximate fair value because interest accrues at rates that fluctuate with interest rate trends. The carrying value of other long-term debt outstanding also approximates fair value due to the variable nature of their interest rates.

16. Foreign Currency Translation – Venezuela

Effective January 1, 2010, Venezuela’s economy was designated as highly inflationary under U.S. generally accepted accounting principles, since it had experienced a rate of general inflation in excess of 100% over the last three-year period. Accordingly, the functional currency of our subsidiary company in Venezuela was changed to the U.S. dollar, and all gains and losses resulting from the remeasurement of its financial statements are recorded in the statement of operations.

On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte and the establishment of a two-tier exchange structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential items and 4.30 for non-essential items. We remeasured our Venezuelan subsidiary’s balance sheet accounts to reflect the devaluation by using the exchange rate for non-essential items, which resulted in a foreign exchange loss of $23.2 million. Because about half of the products imported by our Venezuelan subsidiary are classified as essential, this loss was subsequently reduced by approximately $5 million of foreign exchange gains that were recognized when payments were made using the exchange rate for essential products.

We remeasure the financial statements of our Venezuelan subsidiary at the rate at which we expect to remit dividends, which is currently the 4.30 exchange rate for non-essential items. Those imported products classified as essential are remeasured using the 2.60 exchange rate, and some imported products are remeasured, as appropriate, using a “parallel market” rate, which may differ significantly from the official exchange rates. (The parallel market is a means by which Venezuelan companies may obtain foreign currency without requesting it from the Venezuelan Foreign Exchange Administration Board.)

We do not expect any significant ongoing impact of the currency devaluation on our results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Key financial highlights for the first quarter 2010 include:

•

A 3.7% organic improvement in sales contributed to a 10.2% nominal increase in first quarter 2010 revenues from a year ago to $956.6 million. We define organic changes as nominal, or reported, changes less the impacts of foreign currency translation rate changes and acquisitions and divestitures. Favorable changes in currency translation rates increased sales 5.8%, and acquisitions accounted for the remaining 0.7% sales increase.

•

In the first quarter of 2010, we generated $28 million in cost savings toward our 2010 productivity goal of $100 million. Approximately two-thirds of these savings were realized in cost of product sold, which contributed to the first quarter 2010 gross profit margin increasing to 46.2% from the 43.6% for the year-ago period.

•	Net earnings attributable to Nalco Holding Company was $25.2 million for the first quarter of 2010, an increase of $2.0 million from the year-ago period.

•

First quarter 2010 diluted net earnings per share attributable to Nalco Holding Company common shareholders (EPS) was 18 cents, or 1 cent higher than the 17 cents reported in the first quarter of 2009.

A foreign exchange loss resulting from the Venezuelan government’s devaluation of the bolivar fuerte and establishment of a two-tier exchange rate structure in January 2010 reduced first quarter 2010 EPS by 10 cents. Healthcare reform legislation signed into law in March 2010 reduced the available tax deduction for retiree prescription drug benefits provided by employers beginning in 2013, which resulted in a charge to the income tax provision that lowered first quarter 2010 EPS by 2 cents. Restructuring charges reduced first quarter 2010 EPS by 1 cent.

•

The effective income tax rate was 45.3% for the first quarter of 2010 compared to 32.0% for the year-ago quarter. Nearly half of the increase from the first quarter 2009 resulted from the limited deductibility of the foreign exchange loss caused by the Venezuelan government’s devaluation of the bolivar fuerte and establishment of a two-tier exchange rate structure. Most of the remaining increase was the result of the tax adjustment necessitated by the recent healthcare reform legislation as it relates to retiree prescription drug benefits provided by employers.

•

EBITDA was $144.2 million for the first quarter of 2010, a 6.1% increase from year-ago EBITDA of $135.9 million. Adjusted EBITDA, which adjusts EBITDA for restructuring expenses and certain other unusual items, increased 20.5% to $164.1 million in the first quarter 2010 from $136.2 million in the year-ago quarter. Net earnings attributable to Nalco Holding Company is reconciled to EBITDA and Adjusted EBITDA as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(dollars in millions)	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Net earnings attributable to Nalco Holding Company	$25.2	$23.2
Income tax provision	21.6	11.6
Interest expense, net of interest income	56.5	56.6
Depreciation	30.2	32.9
Amortization	10.7	11.6

EBITDA	144.2	135.9
Restructuring expenses	1.5	0.3
Foreign exchange loss from devaluation of Venezuelan bolivar fuerte	18.4	—

Adjusted EBITDA	$164.1	$136.2

•

Free Cash Flow, defined as cash from operating activities less capital expenditures and net earnings attributable to noncontrolling interests, was a negative $25.6 million in the first quarter of 2010, an unfavorable change of $172.0 million from Free Cash Flow of $146.4 million in the year-ago period. The change resulted mostly from uses of working capital for growth. Accounts receivable days outstanding and days investment in inventory increased from levels at year-end 2009, but remained well below levels at March 31, 2009. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Net cash provided by operating activities	$1.7	$166.7
Net earnings attributable to noncontrolling interests	(0.9)	(1.5)
Additions to property, plant, and equipment, net	(26.4)	(18.8)

Free cash flow	$(25.6)	$146.4

Outlook

We expect mid-single-digit organic sales growth for the year 2010. Adjusted EBITDA is expected to exceed $710 million for the year, with an improving effective income tax rate contributing to an EPS target of more than $1.30, excluding the impacts of restructuring expenses and unusual items, such as the Venezuelan foreign exchange loss and the tax charge resulting from healthcare reform legislation. Productivity targets remain at $100 million and Free Cash Flow is still expected to exceed $100 million. Working capital tied to growth has already become a use of cash, and capital expenditures are projected to increase from 2009’s depressed level on growth of automation and other high return investments at customer sites. The effective tax rate for the year is still expected to approximate 35%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations — Consolidated

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

Net sales for the three months ended March 31, 2010 were $956.6 million, a 10.2% increase from the $868.4 million reported for the quarter ended March 31, 2009. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales rose 3.7%. Geographically, the Asia/Pacific and Europe, Africa and Middle East regions showed the strongest improvement over the recessionary prior year, with organic increases of 11.3% and 7.8%, respectively. Latin America reported 3.5% organic growth, while North America was nearly flat with a 0.5% organic sales decline, with solid improvements in the Paper and Adomite businesses mostly offset by a decline in the downstream refining market.

Gross profit, defined as the difference between net sales and cost of product sold, of $441.8 million for the quarter ended March 31, 2010 increased by $62.8 million, or 16.6%, from the $379.0 million for the year-ago period. On an organic basis, gross profit was up 10.1%, as the result of higher sales volume and cost savings and process efficiencies. Gross margin improved by 2.6 percentage points to 46.2% for the quarter ended March 31, 2010 compared to 43.6% for the year-ago quarter.

Selling, administrative, and research expenses for the three months ended March 31, 2010 of $306.5 million increased $29.5 million, or 10.6%, from $277.0 million for the year-ago period. On an organic basis, selling, administrative, and research expenses increased 4.8%, reflecting increased consulting costs tied to our productivity efforts, higher incentive plan accruals, and investment in growth markets such as China and India.

Amortization of intangible assets was $10.7 million and $11.6 million for the three months ended March 31, 2010 and 2009, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method, partly offset by an unfavorable impact of changes in currency translation rates.

Restructuring expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $1.5 million and $0.3 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

Other income (expense), net unfavorably changed by $21.7 million for the three months ended March 31, 2010 compared to the year-ago period. An unfavorable change in foreign currency transaction gains and losses of $17.2 million, which was mostly attributable to the devaluation of the Venezuelan bolivar fuerte, accounted for most of the variation. See Note 16 to the condensed consolidated financial statements in Part I, Item 1, for further explanation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net interest expense, defined as the combination of interest income and interest expense, of $56.5 million for the three months ended March 31, 2010 decreased by $0.1 million from the $56.6 million reported for the three months ended March 31, 2009. Interest expense was up $0.8 million over the year-ago period mainly as a result of higher interest rates on our variable rate debt, partly offset by the impact of lower average debt levels compared to the first quarter 2009. Interest income increased $0.9 million compared to the first quarter 2009, reflecting higher cash balances.

The income tax provision of $21.6 million for the three months ended March 31, 2010 was unfavorably impacted by the tax consequences of recent U.S. healthcare reform legislation that was enacted in the quarter. The resulting one-time write-off of previously accrued tax benefits associated with the subsidy for postretirement prescription drug benefits increased our tax provision by $2.6 million. Also in the quarter, the Venezuelan government devalued its currency, which resulted in a foreign exchange loss from remeasurement of the balance sheet accounts of our Venezuelan subsidiary. The loss produced relatively small tax benefits, which when compared to the 35% U.S. federal rate results in an additional $2.1 million increase to the tax provision. The tax provision also varies from the U.S. federal statutory income tax rate of 35% due to foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

The income tax provision of $11.6 million for the three months ended March 31, 2009 varies from the U.S. federal statutory income tax rate of 35% primarily due to foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences.

Net earnings attributable to noncontrolling interests of $0.9 million for the three months ended March 31, 2010 was $0.6 million lower than the $1.5 million reported in the year-ago period, mainly as the result of a decrease in earnings from our Nalco Mobotec air protection business.

Results of Operations — Segment Reporting

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

Net sales by reportable segment for the three months ended March 31, 2010 and March 31, 2009 may be compared as follows:

				Attributable to Changes in the Following Factors
	Three Months Ended
(dollars in millions)	March 31, 2010	March 31, 2009	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$415.8	$369.2	12.6%	7.1%	1.6%	3.9%
Paper Services	178.4	157.7	13.1%	5.3%	—	7.8%
Energy Services	362.4	341.5	6.1%	4.6%	—	1.5%

Net sales	$956.6	$868.4	10.2%	5.8%	0.7%	3.7%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Water Services reported sales of $415.8 million for the quarter ended March 31, 2010, a 12.6% increase from the $369.2 million for the year-ago period. Organic sales growth was 3.9%, as the mining, primary metals, manufacturing and food and beverage businesses reported meaningful sales increases. While North America reported an organic sales decline of 1.2%, hurt mostly by a decline in the Nalco Mobotec air protection business, Asia/Pacific and the Europe, Africa and Middle East region contributed significantly to the organic sales improvement, with increases of 9.0% and 6.0%, respectively. Latin America grew 10.8% organically on a smaller base of business. Sales derived from business acquisitions were attributable to the acquisitions of Crossbow in March 2009 and Nalco Africa in January 2010.

Paper Services reported sales of $178.4 million for the three months ended March 31, 2010, a 13.1% improvement from the $157.7 million reported for the first quarter 2009. Organic sales grew 7.8%, with increases in every region, but for Latin America, which posted a 6.2% organic decline. Organic sales grew 21.5%, 8.9%, and 1.2% in Asia/Pacific, North America, and the Europe, Africa and Middle East region, respectively.

Energy Services reported sales of $362.4 million for the three months ended March 31, 2010, a 6.1% increase from the $341.5 million for the quarter ended March 31, 2009. Organic sales grew a modest 1.5%, as a significant reduction in North America’s downstream refining business was offset by improved Adomite business around the globe and higher oilfield sales in the Europe, Africa and Middle East region. Organic sales declined 3.8% in North America and were flat in Latin America, while the Europe, Africa and Middle East region and Asia/Pacific grew 15.0% and 8.9%, respectively.

Direct contribution by reportable segment for the three months ended March 31, 2010 and March 31, 2009 may be compared as follows:

				Attributable to Changes in the Following Factors
	Three Months Ended
(dollars in millions)	March 31, 2010	March 31, 2009	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$82.7	$56.4	46.5%	9.9%	(0.5)%	37.1%
Paper Services	29.7	19.2	54.7%	8.3%	—	46.4%
Energy Services	82.3	74.2	10.9%	5.4%	—	5.5%

Direct contribution of Water Services was $82.7 million for the three months ended March 31, 2010, a 46.5% increase from the $56.4 million reported for the three months ended March 31, 2009. Organically, direct contribution grew 37.1%, and first quarter 2010 direct contribution as a percent of sales improved to 19.9% from the year-ago 15.3% due to organic sales growth and productivity gains.

Paper Services reported direct contribution of $29.7 million for the three months ended March 31, 2010, a 54.7% improvement from the direct contribution of $19.2 million reported for the first quarter 2009. Organically, direct contribution grew 46.4%, driven by a solid organic increase in sales and productivity gains. As a percent of sales, first quarter

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2010 direct contribution increased to 16.6% from the 12.2% reported for the year-ago period.

Energy Services reported direct contribution of $82.3 million for the three months ended March 31, 2010, compared to $74.2 million for the year-ago period, an increase of 10.9%. Organically, direct contribution grew by 5.5%, despite a smaller organic sales increase, as again, productivity savings mitigated the impact of higher operating expenses such as travel costs necessary to grow the business.

Liquidity and Capital Resources

Operating activities. Historically, our main source of liquidity has been our cash flow generated by operating activities. For the three months ended March 31, 2010, cash provided by operating activities was $1.7 million, a decrease of $165.0 million from the $166.7 million for the same period last year. The change was mostly the result of uses of working capital for growth in the first quarter 2010, while significant reductions in accounts receivable and inventories were a source of cash in the year-ago period.

Investing activities. Cash used for investing activities was $26.4 million for the three months ended March 31, 2010, which was attributable to net property additions.

Cash used for investing activities was $42.1 million for the three months ended March 31, 2009, which was mostly the result of business acquisitions of $23.7 million and net property additions of $18.8 million.

Financing activities. A net increase in borrowings of $130.6 million, resulting from utilization of our receivables securitization facility, partly offset by cash dividends of $9.7 million, accounted for most of the $121.5 million of net cash used for financing activities for the three months ended March 31, 2010. The dividend declared on February 9, 2010, which was payable to shareholders on April 2, 2010, was remitted to our transfer agent on March 31, 2010, resulting in two quarterly dividend payments paid during the three months ended March 31, 2010.

Net cash used for financing activities totaled $22.2 million during the three months ended March 31, 2009, which was mostly attributable to a net decrease in borrowings of $17.3 million and $4.8 million of cash dividends.

Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Our primary source of liquidity will continue to be cash flow generated from operations, but we also have availability under a $250 million revolving credit facility and a $160 million receivables facility that expires in June 2010, in each case subject to certain conditions. We plan to enter into a new receivables facility upon the expiration of the current facility. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Senior secured credit facilities. As part of a series of refinancing transactions in May 2009, Nalco Company, an indirect subsidiary of Nalco Holding Company, entered into new senior secured credit facilities consisting of a revolving credit facility expiring in May 2014 and a $750.0 million term loan B facility expiring in May 2016. The revolving credit facility provides for borrowings of up to $250.0 million and replaced the former $250.0 million revolving credit facility that would have otherwise expired in November 2009. The U.S. dollar equivalent of $150.0 million under the revolving credit facility can be used, subject to certain collateral obligations, for borrowings by Nalco Company and certain non-U.S. subsidiaries in euros, pounds sterling and other currencies to be agreed. At March 31, 2010, we had $232.8 million of borrowing capacity available under our revolving credit facility, which reflects no outstanding borrowings and reduced availability as a result of $17.2 million in outstanding letters of credit.

The terms of the senior secured credit facilities allowed us to make future additional term loan borrowings of up to $250.0 million on terms to be agreed with future lenders. In November 2009, we entered into Amendment No. 1 to the senior secured credit facilities, which increased the amount of future additional term loan borrowings from $250.0 million to $550.0 million.

In December 2009, Nalco Company entered into a Joinder Agreement to the senior secured credit facilities that provided for a $300.0 million term loan C, which was borrowed at a discount of $27.0 million and expires in May 2016.

Borrowings under the revolving credit facility, term loan B and term loan C bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the revolving credit facility ranges from 2.00% to 3.00% with respect to base rate borrowings and 3.00% to 4.00% with respect to LIBOR or Eurocurrency borrowings depending on our leverage ratio as defined by the revolving credit agreement. The initial margin for the revolving credit facility is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under term loan B is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings, with a base rate floor of 4.00% and a LIBOR or Eurocurrency floor of 3.00%. The applicable margin for borrowings under term loan C is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings.

At March 31, 2010, the outstanding balance of the term loan B facility was $744.3 million and the outstanding balance of the term loan C facility was $273.5 million, net of an unamortized discount of $25.7 million. Term loan B and term loan C are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on May 13, 2016.

The senior secured credit facilities are unconditionally guaranteed by Nalco Company, Nalco Holdings LLC (the direct parent company of Nalco Company), and certain domestic subsidiaries of Nalco Holdings LLC. The repayment of these facilities is secured by substantially all the assets of Nalco Company and the guarantors, including,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

but not limited to, a pledge of their capital stock and 65% of the capital stock of each non-U.S. subsidiary owned by the guarantors.

2003 senior credit facilities. Our senior credit facilities that were entered into in November 2003 initially included a revolving credit facility expiring in November 2009, a $300.0 million term loan A facility (including an €88.0 million tranche) maturing in November 2009 and a $1,300.0 million term loan B facility maturing in November 2010.

At March 31, 2010, the outstanding balance of the term loan B facility was $150.5 million. Borrowings under the term loan B facility bear interest at a floating base rate plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings.

Senior notes, senior subordinated notes and senior discount notes. As part of a series of refinancing transactions in May 2009, Nalco Company issued $500.0 million aggregate principal amount of 8.25% senior unsecured notes at a discount of $10.7 million. The notes mature in May 2017, with interest payable semi-annually on May 15 and November 15 of each year. The senior notes do not have required principal payments prior to maturity. Each of the direct and indirect subsidiaries of Nalco Holdings LLC and Nalco Company that guarantees its obligations under the senior secured credit facilities guarantees the senior notes.

In November 2003, Nalco Company issued $665.0 million aggregate principal amount of 7.75% U.S. dollar-denominated senior notes due November 2011, €200.0 million aggregate principal amount of 7.75% euro-denominated senior notes due November 2011, $465.0 million aggregate principal amount of 8.875% U.S. dollar-denominated senior subordinated notes due November 2013 and €200.0 million aggregate principal amount of 9.0% euro-denominated senior subordinated notes due November 2013, with interest payable semi-annually on May 15 and November 15 of each year. As part of the refinancing transactions in 2009, Nalco Company redeemed the $665.0 million aggregate principal amount of 7.75% U.S. dollar-denominated senior notes due November 2011 and the €200.0 million aggregate principal amount of 7.75% euro-denominated senior notes due November 2011.

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

After the partial redemption, the aggregate principal amount at maturity of the notes declined to $460.8 million. Prior to February 1, 2009, interest accrued on the notes in the form of an increase in the accreted value of such notes. The accreted value of each note increased from the date of issuance until February 1, 2009 at a rate of 9.0% per annum, reflecting the accrual of non-cash interest, such that the accreted value equals the principal amount at maturity of $460.8 million. Beginning February 1, 2009, cash interest accrued

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

on the senior discount notes at a rate of 9.0% per annum and is payable semi-annually on February 1 and August 1 of each year.

Covenants. The senior secured credit facilities, the 2003 senior credit facilities, the senior notes, the senior subordinated notes, and the senior discount notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends and distributions or repurchase certain capital stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business; and enter into hedging agreements. In addition, we must maintain financial covenants, including a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditure limitation. The senior secured credit facilities and the senior notes also include a maximum total leverage ratio. We were in compliance with all covenants at March 31, 2010.

Local lines of credit. Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of March 31, 2010, the aggregate outstanding balance under these local lines of credit was approximately $71.6 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior secured credit facilities.

Receivables facility. Nalco Company entered into a three-year receivables facility in June 2007 that provides up to $160 million in funding from a commercial paper conduit sponsored by Bank of America, N.A., one of the lenders under Nalco Company’s senior secured credit facilities, based on availability of eligible receivables and satisfaction of other customary conditions.

Availability of funding under the receivables facility in a given month depends primarily upon the outstanding trade accounts receivable balance at the end of the previous month. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. As of March 31, 2010, we had $130.0 million of outstanding borrowings under this facility, based on the amount of receivables eligible for financing as of February 28, 2010.

This facility is treated as a general financing agreement resulting in the borrowings and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense. The facility expires in June 2010, and we plan to enter into a new facility upon its expiration.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended March 31, 2010 (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “ believes,” “forecasts,” or future or conditional verbs, such as “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. For further information regarding risk factors, please refer to Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Direct contribution provides investors with the measurement used by our management to evaluate the performance of our segments. We believe EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. We believe Adjusted EBITDA is useful for investors to fully understand our operating performance. We believe Free Cash Flow provides investors with a measure of our ability to generate cash for the optimization of our capital structure.

Direct contribution, EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Direct contribution is reconciled to consolidated earnings before income taxes in Note 11 of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The most direct comparable GAAP financial measures of each non-GAAP financial measure, as well as the reconciliation between each non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

GAAP financial measures above. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposures to market risk since December 31, 2009.

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

There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: April 28, 2010