Form 10-Q
period 2010-06-30
Nalco Holding CO
filed 2010-07-27
CIK 1298341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 16, 2010, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 138,284,584 shares.

QUARTERLY REPORT ON FORM 10-Q

NALCO HOLDING COMPANY

Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nalco Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

	(Unaudited) June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$149.2	$127.6
Accounts receivable, less allowances of $18.6 in 2010 and $17.8 in 2009	712.3	681.2
Inventories:
Finished products	271.5	232.6
Materials and work in process	82.7	81.2

	354.2	313.8
Prepaid expenses, taxes and other current assets	180.7	122.2

Total current assets	1,396.4	1,244.8

Property, plant, and equipment, net	652.5	678.1
Intangible assets:
Goodwill	1,736.3	1,800.0
Other intangibles, net	1,035.4	1,055.9
Other assets	176.1	186.0

Total assets	$4,996.7	$4,964.8

Liabilities and equity
Current liabilities:
Accounts payable	$344.3	$315.4
Short-term debt	185.2	229.8
Other current liabilities	342.5	380.6

Total current liabilities	872.0	925.8

Other liabilities:
Long-term debt	2,732.7	2,714.3
Deferred income taxes	292.5	202.9
Accrued pension benefits	398.4	418.1
Other liabilities	208.1	212.1

Equity:
Nalco Holding Company shareholders’ equity	466.0	471.6
Noncontrolling interests	27.0	20.0

Total equity	493.0	491.6

Total liabilities and equity	$4,996.7	$4,964.8

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in millions, except per share amounts)

	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Net sales	$1,086.6	$913.1	$2,043.2	$1,781.5
Operating costs and expenses:
Cost of product sold	592.3	502.7	1,107.1	992.1
Selling, administrative, and research expenses	327.9	304.8	634.4	581.8
Amortization of intangible assets	10.7	11.7	21.4	23.3
Restructuring expenses	0.7	43.9	2.2	44.2

Total operating costs and expenses	931.6	863.1	1,765.1	1,641.4

Operating earnings	155.0	50.0	278.1	140.1

Other income (expense), net	1.4	(14.3)	(17.5)	(11.5)
Interest income	0.7	0.8	2.9	2.1
Interest expense	(58.4)	(65.6)	(117.1)	(123.5)

Earnings (loss) before income taxes	98.7	(29.1)	146.4	7.2

Income tax provision (benefit)	41.8	(1.8)	63.4	9.8

Net earnings (loss)	56.9	(27.3)	83.0	(2.6)

Less: Net earnings attributable to noncontrolling interests	0.2	1.9	1.1	3.4

Net earnings (loss) attributable to Nalco Holding Company	$56.7	$(29.2)	$81.9	$(6.0)

Net earnings (loss) per share attributable to Nalco Holding Company common shareholders:
Basic	$0.41	$(0.21)	$0.59	$(0.04)

Diluted	$0.41	$(0.21)	$0.59	$(0.04)

Weighted-average shares outstanding (millions):
Basic	138.3	138.2	138.3	138.2

Diluted	139.2	138.2	139.2	138.2

Cash dividends declared per share	$0.035	$0.035	$0.07	$0.07

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Operating activities
Net earnings (loss)	$83.0	$(2.6)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	61.1	69.4
Amortization	21.4	23.3
Amortization of deferred financing costs	6.1	5.1
Loss on early extinguishment of debt	—	16.4
Other, net	48.6	22.9
Changes in operating assets and liabilities	(116.1)	150.6

Net cash provided by operating activities	104.1	285.1

Investing activities
Additions to property, plant, and equipment, net	(57.8)	(41.1)
Business purchases	(6.0)	(23.7)
Other, net	(0.3)	(0.9)

Net cash used for investing activities	(64.1)	(65.7)

Financing activities
Cash dividends	(9.7)	(9.6)
Changes in short-term debt, net	(48.1)	(34.1)
Proceeds from long-term debt	64.0	1,239.5
Repayments of long-term debt	(0.1)	(1,216.0)
Redemption premium on early extinguishment of debt	—	(9.2)
Deferred financing costs	(1.5)	(53.9)
Other, net	(1.7)	(2.1)

Net cash provided by (used for) financing activities	2.9	(85.4)
Effect of exchange rate changes on cash and cash equivalents	(21.3)	5.6

Increase in cash and cash equivalents	21.6	139.6
Cash and cash equivalents at beginning of period	127.6	61.8

Cash and cash equivalents at end of period	$149.2	$201.4

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ended December 31, 2010. The condensed consolidated balance sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Certain minor reclassifications have been made to the prior year data to conform to the current year presentation, which had no effect on net earnings or equity reported for any period.

2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that eliminates the qualifying special purpose entity concept, changes the requirements for derecognizing financial assets and requires enhanced disclosures about transfers of financial assets. The guidance also revises earlier guidance for determining whether an entity is a variable interest entity, requires a new approach for determining who should consolidate a variable interest entity, changes when it is necessary to reassess who should consolidate a variable interest entity, and requires enhanced disclosures related to an enterprise’s involvement in variable interest entities. We adopted the guidance effective January 1, 2010, which did not have a material effect on our financial statements.

2. Recent Accounting Pronouncements (continued)

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

3. Acquisitions

In April 2010, we purchased the assets of Res-Kem Corp. and General Water Services Corp., leading regional suppliers of water treatment services and equipment, including deionized water, for an initial installment of $6.0 million. The purchase agreement provides for a second and final installment of $1.0 million, payable six months after the acquisition date, and $0.5 million of additional contingent consideration if specified revenue targets are achieved. On a preliminary basis, the purchase price, including the estimated fair value of the additional contingent consideration, exceeded the fair value of the net tangible assets acquired by $6.3 million, which was allocated to goodwill and other intangible assets. The fair value of the additional contingent consideration was measured using internal cash flow estimates (i.e., Level 3 in the fair value hierarchy established by authoritative guidance issued by the FASB for fair value measurements).

3. Acquisitions (continued)

In January 2010, we acquired a 50.1% controlling financial interest in Nalco Africa, a new entity formed with Protea Chemicals, one of Africa’s largest suppliers of industrial chemicals and services. Protea Chemicals is a division of the Omnia Group, a diversified and specialist chemical services company located in Johannesburg, South Africa. The new entity enables us to re-enter the water and process treatment markets of southern Africa. The business combination did not involve the transfer of consideration, but under the terms of a technical assistance and license agreement executed at the time of the combination, we have licensed to Nalco Africa rights to certain of our patents, know-how and trademarks. On a preliminary basis, the fair value of the business acquired was $20.5 million, which was allocated to goodwill and other intangible assets. The fair value of the business acquired was measured using internal cash flow estimates (i.e., Level 3 in the fair value hierarchy established by authoritative guidance issued by the FASB for fair value measurements).

In March 2009, we acquired the assets of Crossbow Water, a regional high-purity water and water pre-treatment company, for $22.1 million. The purchase agreement provides for up to $21.0 million of additional contingent consideration based upon the achievement of specified revenue targets. The purchase price, including the estimated fair value of the additional contingent consideration, exceeded the fair value of the net tangible assets acquired by $24.9 million, which was allocated to goodwill and other intangible assets.

The pro forma impact as if the aforementioned acquisitions had occurred at the beginning of the respective years is not significant.

4. Debt

Debt consists of the following:

(dollars in millions)	June 30, 2010	December 31, 2009
Short-term
Checks outstanding and bank overdrafts	$20.0	$7.5
Notes payable to banks	54.2	44.8
Current maturities of long-term debt	111.0	177.5

	$185.2	$229.8

Long-term
Term loan B, due November 2010	$100.5	$167.0
Securitized trade accounts receivable facility	64.0	—
Term loan B, due May 2016	742.5	746.2
Term loan C, due May 2016 (including discount of $24.6 in 2010 and $26.7 in 2009)	273.9	273.3
Senior subordinated notes, due November 2013	465.0	465.0
Senior subordinated notes (euro), due November 2013	245.0	287.7
Senior discount notes, due February 2014 (including premium of $1.0 in 2010 and $1.1 in 2009)	461.8	461.9
Senior notes, due May 2017 (including discount of $9.2 in 2010 and $9.8 in 2009)	490.8	490.2
Other	0.2	0.5

	2,843.7	2,891.8
Less: Current portion	111.0	177.5

	$2,732.7	$2,714.3

Nalco Company, an indirect subsidiary of Nalco Holding Company, entered into a three-year receivables facility on June 22, 2007 that provided up to $160 million in funding from a commercial paper conduit sponsored by Bank of America, N.A. The facility expired on June 22, 2010.

On June 22, 2010, Nalco Company entered into a new three-year receivables facility. This facility provides up to $150 million in funding from a commercial paper conduit sponsored by Credit Agricole Corporate and Investment Bank, based on availability of eligible receivables and satisfaction of other customary conditions.

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

We had $18.3 million of letters of credit outstanding at June 30, 2010.

5. Equity

Equity consists of the following:

(dollars in millions, except per share amounts)	June 30, 2010	December 31, 2009
Nalco Holding Company shareholders’ equity:
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.0l per share; authorized 500,000,000 shares; 147,818,384 and 147,730,531 shares issued at June 30, 2010 and December 31, 2009, respectively	1.4	1.4
Additional paid-in capital	794.6	776.1
Treasury stock, at cost; 9,535,943 shares at June 30, 2010 and December 31, 2009	(211.3)	(211.3)
Accumulated deficit	(155.6)	(227.8)
Accumulated other comprehensive income:
Net prior service credit	27.0	28.8
Net actuarial gain (loss)	(98.8)	(91.1)
Currency translation adjustments	108.7	195.5

Nalco Holding Company shareholders’ equity	466.0	471.6
Noncontrolling interests	27.0	20.0

Total equity	$493.0	$491.6

In July 2007, our Board of Directors authorized a $300 million share repurchase program and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. As of December 31, 2009, we had repurchased 9,535,943 shares at a cost of $211.3 million. No additional shares were repurchased during the six months ended June 30, 2010.

6. Pension and Other Postretirement Benefit Plans

We have several noncontributory, defined benefit pension plans covering most employees in the U.S. and those with certain foreign subsidiaries. We also provide a supplementary, nonqualified, unfunded plan for U.S. employees whose pension benefits exceed ERISA limitations. The components of net periodic pension cost for the three months and six months ended June 30, 2010 and 2009 were as follows:

	U.S.		Non-U.S.
(dollars in millions)	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Three Months ended June 30, 2010	Three Months ended June 30, 2009
Service cost	$—	$3.0	$2.2	$2.1
Interest cost	6.5	6.5	4.5	4.5
Expected return on plan assets	(5.8)	(6.8)	(3.4)	(3.5)
Prior service cost (credit)	(0.7)	(0.6)	(0.2)	0.1
Net actuarial (gain) loss	2.1	—	—	(0.6)
Settlements	—	0.8	—	—

Net periodic pension cost	$2.1	$2.9	$3.1	$2.6

6. Pension and Other Postretirement Benefit Plans (continued)

	U.S.		Non-U.S.
(dollars in millions)	Six Months ended June 30, 2010	Six Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Service cost	$—	$6.6	$4.6	$4.0
Interest cost	12.6	13.0	9.2	8.7
Expected return on plan assets	(10.6)	(12.0)	(7.0)	(6.7)
Prior service cost (credit)	(1.2)	(1.2)	(0.5)	0.1
Net actuarial (gain) loss	3.1	—	0.1	(1.1)
Settlements	—	0.8	—	0.2

Net periodic pension cost	$3.9	$7.2	$6.4	$5.2

We also have defined benefit postretirement plans that provide medical, dental, and life insurance benefits for substantially all U.S. retirees and eligible dependents. The components of net periodic cost of postretirement benefits other than pensions for the three months and six months ended June 30, 2010 and 2009 were as follows:

(dollars in millions)	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Service cost	$0.9	$0.9	$2.0	$1.8
Interest cost	1.9	2.2	4.2	4.5
Prior service (credit)	(0.8)	(1.1)	(1.0)	(1.9)
Net actuarial (gain) loss	(0.8)	(0.8)	(1.2)	(1.7)

Net periodic cost	$1.2	$1.2	$4.0	$2.7

7. Restructuring Expenses

We continuously redesign and optimize our business and work processes, and restructure our organization accordingly. Restructuring expenses, representing mostly employee severance and related costs, were $0.7 million and $2.2 million for the three months and six months ended June 30, 2010, respectively. During the year ended December 31, 2009, plans were approved to set a lower cost base through restructuring actions, primarily in Europe. As a result, we recognized $47.8 million of restructuring costs in 2009, which included $27.1 million in charges for employee severance and related costs, reflecting a reduction in force of more than 300 positions. In addition, certain long-lived assets held and used were written down to their estimated fair value, resulting in an impairment loss of $20.2 million.

A restructuring accrual of $17.2 million as of June 30, 2010 was included in other current liabilities on the condensed consolidated balance sheet. All restructuring-related payments in the first six months of 2010 were funded with cash from operations. We expect that future payments also will be funded with cash from operations. Activity in the restructuring accrual for the six months ended June 30, 2010 is summarized as follows:

(dollars in millions)	Severance, Termination Benefits and Other
Balance as of December 31, 2009	$29.5
Charges to restructuring expense	2.2
Cash payments	(11.2)
Currency translation adjustments	(3.3)

Balance as of June 30, 2010	$17.2

8. Summary of Other Income (Expense), Net

The components of other income (expense), net for the three months and six months ended June 30, 2010 and 2009, include the following:

(dollars in millions)	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Loss of early extinguishment of debt	$—	$(16.4)	$—	$(16.4)
Franchise taxes	(0.4)	(0.4)	(0.8)	(0.1)
Equity in earnings of unconsolidated subsidiaries	0.4	0.4	0.6	0.6
Foreign currency exchange adjustments	1.4	2.1	(15.9)	2.0
Other	—	—	(1.4)	2.4

Other income (expense), net	$1.4	$(14.3)	$(17.5)	$(11.5)

The $15.9 million of foreign currency exchange adjustments for the six months ended June 30, 2010 was mostly attributable to our subsidiary in Venezuela (see Note 16).

9. Income Taxes

The income tax provision consists of the following items:

(dollars in millions)	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009
U.S. statutory tax rate – 35%	$34.5	$(10.2)	$51.2	$2.5
Foreign tax credits	(9.3)	(2.1)	(17.0)	(4.9)
Valuation allowances	2.0	8.1	2.7	8.4
Law change – prescription drug subsidy	—	—	2.6	—
Venezuela foreign exchange loss	—	—	2.1	—
Other	14.6	2.4	21.8	3.8

Income tax provision (benefit)	$41.8	$(1.8)	$63.4	$9.8

The income tax provision of $63.4 million for the six months ended June 30, 2010 was unfavorably impacted by the tax consequences of U.S. healthcare reform legislation that was enacted in March 2010. The resulting one-time write-off of previously accrued tax benefits associated with the subsidy for postretirement prescription drug benefits increased our tax provision by $2.6 million. In January 2010, the Venezuelan government devalued its currency, which resulted in a foreign exchange loss from remeasurement of

9. Income Taxes (continued)

the balance sheet accounts of our Venezuelan subsidiary. The loss produced relatively small tax benefits, which when compared to the 35% U.S. federal rate results in an additional $2.1 million increase to the tax provision. In addition, the effective income tax rate was unfavorably impacted by increased earnings subjected to a relatively high U.S. tax rate. The strengthening U.S. dollar resulted in a reduced amount of relatively low-taxed foreign income when measured in U.S. dollars. Foreign tax disputes and recently enacted law changes also increased the effective tax rate.

10. Comprehensive Income (Loss)

Total comprehensive income (loss) and its components, net of related tax, for the three months and six months ended June 30, 2010 and 2009, were as follows:

(dollars in millions)	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Net earnings (loss)	$56.9	$(27.3)	$83.0	$(2.6)
Other comprehensive (loss) income, net of income taxes:
Derivatives	—	0.2	—	(0.3)
Adjustments to pension and other postretirement benefit plans	(9.0)	(1.5)	(9.5)	(3.2)
Foreign currency translation adjustments	(64.0)	105.7	(87.4)	67.8

Comprehensive income (loss)	(16.1)	77.1	(13.9)	61.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.2)	2.7	0.5	2.6

Comprehensive income (loss) attributable to Nalco Holding Company	$(15.9)	$74.4	$(14.4)	$59.1

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

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Water Services	$433.2	$397.0	$849.0	$766.2
Paper Services	181.5	164.6	359.9	322.3
Energy Services	471.9	351.5	834.3	693.0

Net sales	$1,086.6	$913.1	$2,043.2	$1,781.5

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes:

(dollars in millions)	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Segment direct contribution:
Water Services	$81.3	$68.6	$164.0	$125.0
Paper Services	29.1	26.2	58.8	45.4
Energy Services	122.5	78.2	204.8	152.4

Total segment direct contribution	232.9	173.0	427.6	322.8

Expenses not allocated to segments:
Administrative expenses	66.5	67.4	125.9	115.2
Amortization of intangible assets	10.7	11.7	21.4	23.3
Restructuring expenses	0.7	43.9	2.2	44.2

Operating earnings	155.0	50.0	278.1	140.1

Other income (expense), net	1.4	(14.3)	(17.5)	(11.5)
Interest income	0.7	0.8	2.9	2.1
Interest expense	(58.4)	(65.6)	(117.1)	(123.5)

Earnings (loss) before income taxes	$98.7	$(29.1)	$146.4	$7.2

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

12. Earnings Per Share (continued)

Basic and diluted earnings per share were calculated as follows:

(in millions)	Three Months ended June 30, 2010	Three Months ended June 30, 2009	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Numerator for basic and diluted earnings (loss) per share attributable to Nalco Holding Company common shareholders:
Net earnings (loss) attributable to Nalco Holding Company	$56.7	$(29.2)	$81.9	$(6.0)

Denominator for basic earnings (loss) per share attributable to Nalco Holding Company common shareholders — weighted average common shares outstanding	138.3	138.2	138.3	138.2
Effect of dilutive securities:
Share-based compensation plans 1	0.9	—	0.9	—

Denominator for diluted earnings (loss) per share attributable to Nalco Holding Company common shareholders	139.2	138.2	139.2	138.2

1	Share-based compensation plans excludes 0.7 million and 2.3 million shares at June 30, 2010 and 2009, respectively, due to their anti-dilutive effect.

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

Our undiscounted reserves for known environmental clean up costs were $2.5 million at June 30, 2010. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information

13. Contingencies and Litigation (continued)

about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

Expenditures for the six months ended June 30, 2010, relating to environmental compliance and clean up activities, were not significant.

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

Matters Related to Deepwater Incident Response

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after a catastrophic explosion and fire that began on April 20, 2010. A massive oil spill resulted. Approximately one week following the incident, subsidiaries of BP plc, under the authorization of the responding federal agencies, formally requested Nalco Company to supply large quantities of COREXIT 9500, a Nalco oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule. Nalco Company responded immediately by providing available COREXIT and increasing production to supply the product to BP’s subsidiaries for use, as authorized and directed by agencies of the federal government. Prior to the incident, Nalco Holding Company and its subsidiaries had not provided products or services or otherwise had any involvement with the Deepwater Horizon platform.

13. Contingencies and Litigation (continued)

On May 1, 2010, the President appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by Nalco Company, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” We cooperated with this testing process and continued to supply COREXIT 9500 as requested by BP and government authorities. After review and testing of a number of dispersants, on June 30, 2010, EPA released toxicity data for eight oil dispersants, and federal agencies continued to request and authorize the use of COREXIT.

The use of dispersants by the responding parties has been one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. We have encouraged ongoing monitoring and review of COREXIT and other dispersants and have cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company has been named in five lawsuits as described below.

In June 2010, Nalco Company was named, along with other unaffiliated defendants, in three putative class action complaints filed in either the United States District Court for the Eastern District of Louisiana (Parker et al. v. Nalco Company et al., Civil Action No. 2:10-cv-01749-CJB-SS), the United States District Court for the Southern District of Alabama, Southern Division (Lavigne v. BP PLC, et al, Civil Action No. 1:10-cv-00222-C) or the United States District Court for the Northern District of Florida, Pensacola Division (Walsh v. BP, PLC et al., Civil Action No. 3:10-cv-00143-RV-MD) on behalf of various potential classes of persons who live and work in or derive income from the Coastal Zone. The Parker case has since been administratively transferred for pre-trial purposes with other related cases under Civil Action No. 2:10-cb-01156-CJB-SS, In re: Deepwater Horizon. On July 23, 2010, Nalco Company was named, along with other unaffiliated defendants, in a complaint filed in the United States District Court for the Eastern District of Louisiana (Harris et al. v. BP PLC et al., Civil Action No. 2:10-cv-02078-CJB-SS). Each of these actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in each of these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

In July 2010, Nalco Company was named, along with other unaffiliated defendants, in a complaint filed by Johnnie and Danny Ezell in the United States District Court for the Eastern District of Louisiana. The complaint generally alleges, among other things, negligence and injury resulting from the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaint seeks unspecified compensatory and punitive damages, and attorneys’ fees and costs. Like the Parker case described above, the case has been administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under Civil Action No. 2:10-cv-01156-CJB-SS, In re: Deepwater Horizon.

13. Contingencies and Litigation (continued)

Three of the actions were served on Nalco Company in mid-July and Nalco Company has not yet been served on Parker et al. v. Nalco Company et al. or Harris et al. v. BP PLC et al. We believe the claims are without merit and intend to defend these lawsuits vigorously. We also believe that we have rights to contribution and/or indemnification (including legal expenses) from third parties. However, we cannot predict the outcome of these lawsuits, the involvement we might have in these matters in the future or the potential for future litigation.

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

Net Investment Hedges

We use euro-denominated borrowings of Nalco Company as a hedge of our net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustments, a component of AOCI, to offset changes in the value of our net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency.

The carrying value of euro-denominated debt designated as a net investment hedge was $245.0 million and $287.7 million at June 30, 2010 and December 31, 2009, respectively. Gains from the net investment hedge reported as a component of other comprehensive income in the foreign currency translation adjustment account were as follows:

(dollars in millions)	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Gain (loss) before tax	$42.7	$(7.9)
Income tax (benefit)	16.0	(3.0)

Net gain (loss)	$26.7	$(4.9)

14. Financial Instruments (continued)

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in earnings during the six months ended June 30, 2010 and 2009.

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

No derivative instruments were designated as a cash flow hedge at June 30, 2010 and December 31, 2009, and no cash flow hedges were discontinued during the six months ended June 30, 2010 and 2009.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. No derivative instruments were designated as a fair value hedge at June 30, 2010 and December 31, 2009.

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

Derivative instruments are not held or issued for trading or speculative purposes.

The notional amounts of derivative instruments outstanding as of June 30, 2010 and December 31, 2009 were as follows:

(dollars in millions)	June 30, 2010	December 31, 2009
Derivatives designated as hedges:
Foreign exchange contracts	$—	$—
Commodity contracts	—	—

Total derivatives designated as hedges	—	—
Derivatives not designated as hedges:
Foreign exchange contracts	55.7	119.4

Total derivatives	$55.7	$119.4

14. Financial Instruments (continued)

The fair value and balance sheet presentation of derivative instruments as of June 30, 2010 and December 31, 2009 were as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2010	December 31, 2009
Asset derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	$0.3	$0.3

Total asset derivatives		$0.3	$0.3

Liability derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$0.4	$0.9

		$0.4	$0.9

For the six months ended June 30, 2010 and 2009, the impact on AOCI and earnings from derivative instruments that qualified as cash flow hedges was as follows:

(dollars in millions)	Location	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Unrealized gain (loss) recognized into AOCI (effective portion):
Commodity contracts	AOCI (equity)	$—	$(1.6)
Foreign exchange contracts	AOCI (equity)	—	—

		$—	$(1.6)

Gain (loss) reclassified from AOCI into earnings (effective portion):
Commodity contracts	Cost of product sold	$—	$(3.1)
Foreign exchange contracts	Other income (expense), net	—	2.0

		$—	$(1.1)

For the six months ended June 30, 2010 and 2009, the impact on earnings from derivative instruments that were not designated as hedges was as follows:

(dollars in millions)	Location	Six Months ended June 30, 2010	Six Months ended June 30, 2009
Gain (loss) recognized in earnings:
Foreign exchange contracts	Other income (expense), net	$2.1	$(2.4)

15. Fair Value Measurements

Authoritative guidance issued by the FASB defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1	–	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2	–	Observable inputs other than quoted prices in active markets.

Level 3	–	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

(dollars in millions)	Balance June 30, 2010	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$0.3	$—	$0.3	$—

Liabilities:
Foreign exchange forward contracts	$0.4	$—	$0.4	$—

(dollars in millions)	Balance December 31, 2009	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$0.3	$—	$0.3	$—

Liabilities:
Foreign exchange forward contracts	$0.9	$—	$0.9	$—

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date.

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate their fair values at June 30, 2010 and December 31, 2009, because of the short-term maturities and nature of these balances.

The estimated fair value of long-term debt at June 30, 2010 and December 31, 2009 was $2,793.3 million and $2,769.7 million, respectively, and the related carrying value was $2,732.7 million and $2,714.3 million, respectively. The fair value of our senior notes, senior subordinated notes and senior discount notes was estimated based on their quoted market prices. The carrying value of

15. Fair Value Measurements (continued)

amounts outstanding under our senior secured credit facilities is considered to approximate fair value because interest accrues at rates that fluctuate with interest rate trends. The carrying value of other long-term debt outstanding also approximates fair value due to the variable nature of their interest rates.

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

On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte and the establishment of a two-tier exchange structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential items and 4.30 for non-essential items. We remeasured our Venezuelan subsidiary’s balance sheet accounts to reflect the devaluation by using the exchange rate for non-essential items, which resulted in a foreign exchange loss of $23.2 million. Because about half of the products imported by our Venezuelan subsidiary are classified as essential, this loss was subsequently reduced by approximately $7.1 million of foreign exchange gains that were recognized when payments were made using the exchange rate for essential products.

We remeasure the financial statements of our Venezuelan subsidiary at the rate at which we expect to remit dividends, which is currently the 4.30 exchange rate for non-essential items. Those imported products classified as essential are remeasured using the 2.60 exchange rate, and some imported products are remeasured, as appropriate, using a rate specified by the Central Bank of Venezuela, as part of an additional foreign currency exchange mechanism that was established in June 2010. That rate, like the “parallel market” rate that preceded it, may differ significantly from the official exchange rates. The parallel market was a means by which Venezuelan companies could obtain foreign currency without requesting it from the Venezuelan Foreign Exchange Administration Board. The parallel market was made illegal when the Venezuelan government enacted reforms to its exchange control regulations in May 2010.

We do not expect any significant ongoing impact of the currency devaluation on our results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Key financial highlights for the second quarter 2010 include:

•

Sales of dispersants used by U.S. government agencies and BP in responding to the Gulf of Mexico oil spill of $69.8 million contributed to a 17.0% organic improvement in sales and a 19.0% nominal increase in second quarter 2010 revenues from the year-ago period. Excluding Gulf dispersant revenues, sales grew 9.4% organically over the second quarter of 2009. We define organic changes as nominal, or reported, changes less the impacts of foreign currency translation rate changes and acquisitions and divestitures. Favorable changes in currency translation rates increased sales 1.5%, and acquisitions accounted for the remaining 0.5% sales increase.

•

In the second quarter of 2010, we generated $35 million in cost savings and productivity gains. Approximately three-fourths of these savings were realized in cost of product sold, which contributed to the second quarter 2010 gross profit margin increasing to 45.5% from the 44.9% for the year-ago period. Through the first half of 2010, we have generated $63 million of cost savings and productivity gains toward our 2010 goal of $100 million.

•

Second quarter 2010 diluted net earnings per share attributable to Nalco Holding Company common shareholders (EPS) was 41 cents, compared to a loss of 21 cents reported in the year-ago period. The after-tax impact of restructuring charges and a loss from the early extinguishment of debt negatively affected second quarter 2009 EPS by 27 cents and 7 cents, respectively.

•	The effective income tax rate was 42.4% for the second quarter of 2010, compared to 6.2% on the $29.1 million loss before income taxes for the year-ago quarter.

The effective income tax rate for the second quarter of 2010 was unfavorably impacted by increased earnings subjected to a relatively high U.S. tax rate. The strengthening U.S. dollar resulted in a reduced amount of relatively low-taxed foreign income when measured in U.S. dollars. Foreign tax disputes and recently enacted law changes also increased the effective tax rate.

The effective income tax rate for the second quarter of 2009 was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that resulted from losses in certain jurisdictions during the period. Restructuring expenses were a significant contributor to the losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•

EBITDA was $197.8 million for the second quarter of 2010, a 141.2% increase from year-ago EBITDA of $82.0 million. Adjusted EBITDA, which adjusts EBITDA for restructuring expenses and certain other unusual items, increased 39.5% to $198.5 million in the second quarter 2010 from $142.3 million in the year-ago quarter. Net earnings attributable to Nalco Holding Company is reconciled to EBITDA and Adjusted EBITDA as follows:

(dollars in millions)	Three Months ended June 30, 2010	Three Months ended June 30, 2009
Net earnings (loss) attributable to Nalco Holding Company	$56.7	$(29.2)
Income tax provision (benefit)	41.8	(1.8)
Interest expense, net of interest income	57.7	64.8
Depreciation	30.9	36.5
Amortization	10.7	11.7

EBITDA	197.8	82.0
Restructuring expenses	0.7	43.9
Loss on early extinguishment of debt	—	16.4

Adjusted EBITDA	$198.5	$142.3

•

Free Cash Flow, defined as cash from operating activities less capital expenditures and net earnings attributable to noncontrolling interests, was $70.8 million in the second quarter of 2010, a decrease of $23.4 million from Free Cash Flow of $94.2 million in the year-ago period. While uses of working capital to support growth accounted for most of the change, accounts receivable days outstanding and days investment in inventory at June 30, 2010 were improved from both March 31, 2010 and June 30, 2009 levels. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Three Months ended June 30, 2010	Three Months ended June 30, 2009
Net cash provided by operating activities	$102.4	$118.4
Net earnings attributable to noncontrolling interests	(0.2)	(1.9)
Additions to property, plant, and equipment, net	(31.4)	(22.3)

Free cash flow	$70.8	$94.2

Outlook

On the basis of our strong performance during the second quarter, we have increased elements of our outlook for 2010 performance. Including Gulf dispersant sales of $15 million in July that we expect will conclude our support of the response to the Gulf crisis, organic revenues are expected to increase at a high single-digit rate for the year. With organic sales up 10.5% through six months, this means that second-half sales are expected to be in the mid-single-digits, organically. Adjusted EBITDA is expected to exceed $735 million. EPS is expected to exceed $1.40, excluding the after-tax impact of restructuring expenses and other unusual items, such as the first quarter 2010 Venezuelan currency devaluation and tax charge resulting from healthcare reform legislation. Restructuring expenses, the Venezuelan currency devaluation and the healthcare reform tax charge reduced first-half 2010 EPS by 2 cents, 10 cents and 2 cents, respectively. Free Cash Flow is now expected to exceed $150 million. The effective tax rate for the year is expected to approximate 38% - 39%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

See “Risk Factors” included in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of other potential risks and uncertainties that could materially affect our future performance.

Results of Operations – Consolidated

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009

Net sales for the three months ended June 30, 2010 were $1,086.6 million, a 19.0% increase from the $913.1 million reported for the quarter ended June 30, 2009. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales rose 17.0%. Geographically, North America showed the strongest improvement over the recessionary prior year, with an organic increase of 24.7%, which reflects $69.8 million of revenue from the sale of dispersant products used by the government and BP in responding to the Gulf of Mexico oil spill. Without the Gulf oil spill revenue, organic sales grew 9.4%. Strong organic sales growth was achieved around the globe, with Latin America and the Asia/Pacific regions posting increases of 14.5% and 12.1%, respectively, while the Europe, Africa and Middle East region reported solid 6.0% organic growth.

Gross profit, defined as the difference between net sales and cost of product sold, of $494.3 million for the quarter ended June 30, 2010 increased by $83.9 million, or 20.4%, from the $410.4 million for the year-ago period. On an organic basis, gross profit was up 19.2%, as the result of higher sales volume and cost savings and process efficiencies. Gross margin improved by 0.6 percentage points to 45.5% for the quarter ended June 30, 2010 compared to 44.9% for the year-ago quarter.

Selling, administrative, and research expenses for the three months ended June 30, 2010 of $327.9 million increased $23.1 million, or 7.6%, from $304.8 million for the year-ago period. On an organic basis, selling, administrative, and research expenses increased 6.2%, reflecting higher incentive plan accruals and investment in growth markets.

Amortization of intangible assets was $10.7 million and $11.7 million for the three months ended June 30, 2010 and 2009, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Restructuring expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $0.7 million for the three months ended June 30, 2010. Restructuring expenses of $43.9 million for the three months ended June 30, 2009 included $20.2 million of non-cash asset impairment charges associated with the planned closing of several plants as we moved to a more optimal manufacturing footprint, as well as $23.7 million of employee severance and related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense), net changed favorably by $15.7 million for the three months ended June 30, 2010 compared to the year-ago period. A $16.4 million loss on early extinguishment of debt resulting from a refinancing in the second quarter of 2009 accounted for most of the comparative improvement.

Net interest expense, defined as the combination of interest income and interest expense, of $57.7 million for the three months ended June 30, 2010 decreased by $7.1 million from the $64.8 million reported for the three months ended June 30, 2009. The change was mainly the result of lower average debt levels compared to the second quarter 2009.

The income tax provision was $41.8 million for the three months ended June 30, 2010. The effective tax rate of 42.4% was unfavorably impacted by increased earnings subjected to a relatively high U.S. tax rate. The strengthening U.S. dollar resulted in a reduced amount of relatively low-taxed foreign income when measured in U.S. dollars. Foreign tax disputes and recently enacted law changes also increased the effective tax rate. In addition, the tax provision varies from the U.S. federal statutory income tax rate of 35% due to U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

Our effective income tax rate was 6.2% on the $29.1 million loss before income taxes for the three months ended June 30, 2009. The income tax provision for the three months ended June 30, 2009 was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that were created due to losses incurred in the period. Restructuring expenses, primarily in Europe, were a significant cause of the losses. The effective income tax rate was also impacted by foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences.

See Note 9 to the condensed consolidated financial statements, included in Part I, Item 1, for an analysis of the differences between the U.S. statutory federal tax rate and the effective income tax rate.

Net earnings attributable to noncontrolling interests of $0.2 million for the three months ended June 30, 2010 was $1.7 million lower than the $1.9 million reported in the year-ago period, mainly as the result of a decrease in earnings from subsidiaries in Saudi Arabia and Japan, our Nalco Mobotec air protection business, and our new subsidiary in South Africa.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net sales for the six months ended June 30, 2010 were $2,043.2 million, a 14.7% increase from the $1,781.5 million reported for the six months ended June 30, 2009. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales rose 10.5%. Geographically, each region showed strong improvement over the recessionary prior year, with organic increases of 12.2% in North America and 11.7% in Asia/Pacific, as well as strong growth in the Latin America and Europe, Africa and Middle East regions of 9.2% and 6.9%, respectively. Organic growth in North America reflects sales of dispersant product as a result of the Gulf oil spill; however, 4.4% organic growth was achieved without such revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profit, defined as the difference between net sales and cost of product sold, of $936.1 million for the six months ended June 30, 2010 increased by $146.7 million, or 18.6%, from the $789.4 million for the six months ended June 30, 2009. On an organic basis, gross profit was up 14.8%, as the result of higher sales volume and cost savings and process efficiencies. Gross margin improved by 1.5 percentage points to 45.8% for the six months ended June 30, 2010 compared to 44.3% for the year-ago period.

Selling, administrative, and research expenses for the six months ended June 30, 2010 of $634.4 million increased $52.6 million, or 9.0%, from $581.8 million for the year-ago period. On an organic basis, selling, administrative, and research expenses increased 5.5%, reflecting higher incentive plan accruals and investment in growth markets.

Amortization of intangible assets was $21.4 million and $23.3 million for the six months ended June 30, 2010 and 2009, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Restructuring expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $2.2 million for the six months ended June 30, 2010. Restructuring expenses of $44.2 million for the six months ended June 30, 2009 included employee severance and related costs, as well as $20.2 million of non-cash asset impairment charges associated with the planned closing of several plants as we moved to a more optimal manufacturing footprint.

Other income (expense), net changed unfavorably by $6.0 million for the six months ended June 30, 2010 compared to the year-ago period. The most significant variation was an unfavorable change in foreign currency transaction gains and losses of $17.9 million, which was mostly attributable to the January 2010 devaluation of the Venezuelan bolivar fuerte. This variation was largely offset by the favorable variation that resulted from a $16.4 million debt extinguishment in the year-ago period.

Net interest expense, defined as the combination of interest income and interest expense, of $114.2 million for the six months ended June 30, 2010 decreased by $7.2 million from the $121.4 million reported for the six months ended June 30, 2009. The change was mainly a result of lower average debt levels compared to the first half of 2009.

The income tax provision of $63.4 million for the six months ended June 30, 2010 was unfavorably impacted by the tax consequences of U.S. healthcare reform legislation that was enacted in March 2010. The resulting one-time write-off of previously accrued tax benefits associated with the subsidy for postretirement prescription drug benefits increased our tax provision by $2.6 million. In addition, the Venezuelan government devalued its currency, which resulted in a foreign exchange loss from remeasurement of the balance sheet accounts of our Venezuelan subsidiary. The loss produced relatively small tax benefits, which

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

when compared to the 35% U.S. federal rate resulted in an additional $2.1 million increase to the tax provision. The effective tax rate of 43.3% was also unfavorably impacted by increased earnings subjected to a relatively high U.S. tax rate. The strengthening U.S. dollar resulted in a reduced amount of relatively low-taxed foreign income when measured in U.S. dollars. Foreign tax disputes and recently enacted law changes also increased the effective tax rate. In addition, the tax provision varies from the U.S. federal statutory income tax rate of 35% due to U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

Our effective income tax rate was 136.1% on $7.2 million of earnings before income taxes for the six months ended June 30, 2009. The income tax provision for the six months ended June 30, 2009 was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that were created due to losses incurred in the period. Restructuring expenses, primarily in Europe, were a significant cause of the losses. The effective income tax rate was also impacted by foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences.

See Note 9 to the condensed consolidated financial statements, included in Part I, Item 1, for an analysis of the differences between the U.S. statutory federal tax rate and the effective income tax rate.

Net earnings attributable to noncontrolling interests of $1.1 million for the six months ended June 30, 2010 was $2.3 million lower than the $3.4 million reported in the year-ago period, mainly as the result of a decrease in earnings from our subsidiary in Saudi Arabia and our Nalco Mobotec air protection business.

Results of Operations – Segment Reporting

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009

Net sales by reportable segment for the three months ended June 30, 2010 and June 30, 2009 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2010	June 30, 2009	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$433.2	$397.0	9.1%	1.4%	1.8%	5.9%
Paper Services	181.5	164.6	10.2%	1.2%	—	9.0%
Energy Services	471.9	351.5	34.3%	1.7%	(0.7)%	33.3%

Net sales	$1,086.6	$913.1	19.0%	1.5%	0.5%	17.0%

Water Services reported sales of $433.2 million for the quarter ended June 30, 2010, a 9.1% increase from the $397.0 million for the year-ago period. Organic sales growth was 5.9%, as the mining, primary metals, manufacturing and chemicals businesses reported

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

meaningful sales increases. North America reported a marginal organic sales increase of 0.6%. However, Latin America, Asia/Pacific and the Europe, Africa and Middle East regions contributed significantly to the overall organic sales improvement, with increases of 17.7%, 9.8%, and 7.1%. respectively. Sales derived from business acquisitions were mainly attributable to the acquisition of Nalco Africa in January 2010.

Paper Services reported sales of $181.5 million for the three months ended June 30, 2010, a 10.2% improvement from the $164.6 million reported for the second quarter 2009. Organic sales grew 9.0%, with increases in every region, but for the Europe, Africa and Middle East region, which was flat. Organic sales grew 21.0%, 10.2%, and 4.8% in Asia/Pacific, North America, and the Latin America region, respectively.

Energy Services reported sales of $471.9 million for the three months ended June 30, 2010, a 34.3% increase from the $351.5 million for the quarter ended June 30, 2009. Energy Services led the growth in organic sales with a 33.3% increase that largely resulted from sales of dispersant product used by the government and BP in responding to the Gulf oil spill crisis. Excluding dispersant sales, Energy Services organic growth would have been 13.5%. Regionally, organic growth in North America was 50.6% including the dispersant sales and 15.9% excluding those sales, and Latin America, Asia/Pacific, and Europe, Africa and Middle East reported organic increases of 14.7%, 10.4%, and 7.8%, respectively.

Direct contribution by reportable segment for the three months ended June 30, 2010 and June 30, 2009 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2010	June 30, 2009	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$81.3	$68.6	18.5%	1.0%	(0.9)%	18.4%
Paper Services	29.1	26.2	11.1%	2.3%	—	8.8%
Energy Services	122.5	78.2	56.6%	2.0%	(1.8)%	56.4%

Direct contribution of Water Services was $81.3 million for the three months ended June 30, 2010, an 18.5% increase over the $68.6 million reported for the three months ended June 30, 2009. Organically, direct contribution grew 18.4%, and second quarter 2010 direct contribution as a percent of sales improved to 18.8% from the year-ago 17.3% due to organic sales growth and productivity gains.

Paper Services reported direct contribution of $29.1 million for the three months ended June 30, 2010, an 11.1% improvement from the direct contribution of $26.2 million reported for the second quarter 2009. Organically, direct contribution grew 8.8%, driven by a solid organic increase in sales and productivity gains. As a percent of sales, second quarter 2010 direct contribution increased slightly to 16.0% from the 15.9% reported for the year-ago period, as the impact of product mix partially offset the benefits of higher sales volumes and productivity gains.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Energy Services reported direct contribution of $122.5 million for the three months ended June 30, 2010, compared to $78.2 million for the year-ago period, an increase of 56.6%. Organically, direct contribution grew by 56.4%, outpacing its organic sales increase, as productivity savings exceeded the impact of higher operating expenses such as travel costs necessary to grow the business.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net sales by reportable segment for the six months ended June 30, 2010 and June 30, 2009 may be compared as follows:

	Six Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2010	June 30, 2009	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$849.0	$766.2	10.8%	4.1%	1.7%	5.0%
Paper Services	359.9	322.3	11.6%	3.2%	—	8.4%
Energy Services	834.3	693.0	20.4%	3.1%	(0.3)%	17.6%

Net sales	$2,043.2	$1,781.5	14.7%	3.6%	0.6%	10.5%

Water Services reported sales of $849.0 million for the six months ended June 30, 2010, a 10.8% increase from the $766.2 million for the year-ago period. Organic sales growth was 5.0%, as the mining, primary metals, manufacturing and chemicals businesses reported solid sales increases. Though North America reported flat organic sales, all other regions reported strong organic sales improvement. Latin America, Asia/Pacific and the Europe, Africa and Middle East regions contributed organic sales increases of 14.4%, 9.4%, and 6.6%, respectively. Sales derived from business acquisitions were mainly attributable to the acquisition of Nalco Africa in January 2010.

Paper Services reported sales of $359.9 million for the six months ended June 30, 2010, an 11.6% improvement from the $322.3 million reported for the first half of 2009. Organic sales grew 8.4%, with increases in every region, but for Latin America, which posted a 0.6% organic decline. Organic sales grew 21.3% and 9.6% in Asia/Pacific and North America, respectively, while the Europe, Africa and Middle East region grew 0.3%.

Energy Services reported sales of $834.3 million for the six months ended June 30, 2010, a 20.4% increase from the $693.0 million for the year-ago period. Organic sales grew a significant 17.6%, despite a significant reduction in North America’s downstream refining business, partly because of dispersant product sales due to the Gulf oil spill. Excluding sales of dispersant product, Energy Services sales were up 7.6% organically, as strong growth was reported by our oil field and Adomite drilling-support business. Organic sales growth was 23.2% in North America, 11.1% in the Europe, Africa and Middle East region, 9.7% in Asia/Pacific, and 7.3% in Latin America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Direct contribution by reportable segment for the six months ended June 30, 2010 and June 30, 2009 may be compared as follows:

	Six Months Ended		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2010	June 30, 2009		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$164.0	$125.0	31.2%	5.0%	(0.7)%	26.9%
Paper Services	58.8	45.4	29.5%	4.6%	—	24.9%
Energy Services	204.8	152.4	34.4%	3.7%	(0.9)%	31.6%

Direct contribution of Water Services was $164.0 million for the six months ended June 30, 2010, a 31.2% increase from the $125.0 million reported for the six months ended June 30, 2009. Organically, direct contribution grew 26.9%, and direct contribution as a percent of sales improved to 19.3% from the year-ago 16.3% due to organic sales growth and productivity gains.

Paper Services reported direct contribution of $58.8 million for the six months ended June 30, 2010, a 29.5% improvement from the direct contribution of $45.4 million reported for the year-ago period. Organically, direct contribution grew 24.9%, driven by a solid organic increase in sales and productivity gains. As a percent of sales, direct contribution increased to 16.3% from the 14.1% reported for the year-ago period.

Energy Services reported direct contribution of $204.8 million for the six months ended June 30, 2010, compared to $152.4 million for the year-ago period, an increase of 34.4%. Organically, direct contribution grew by 31.6%, with the strong organic sales increase and productivity savings driving the improvement.

Liquidity and Capital Resources

Operating activities. Historically, our main source of liquidity has been our cash flow generated by operating activities. For the six months ended June 30, 2010, cash provided by operating activities was $104.1 million, a decrease of $181.0 million from the $285.1 million for the same period last year. The change was mostly the result of uses of working capital for growth in the first half of 2010, while significant reductions in accounts receivable and inventories were a source of cash in the year-ago period.

Investing activities. Cash used for investing activities was $64.1 million for the six months ended June 30, 2010, which was mainly attributable to net property additions.

Cash used for investing activities was $65.7 million for the six months ended June 30, 2009, which was mostly the result of business acquisitions of $23.7 million and net property additions of $41.1 million.

Financing activities. A net increase in borrowings of $15.9 million, partly offset by cash dividends of $9.7 million, accounted for most of the $2.9 million of net cash provided by financing activities for the six months ended June 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash used for financing activities totaled $85.4 million during the six months ended June 30, 2009. As a result of a debt refinancing, we paid $53.9 million of costs to obtain the new debt and a $9.2 million redemption premium to redeem $475.0 million of senior notes due 2011. A net decrease in borrowings of $10.6 million and cash dividends of $9.6 million were the other significant cash outflows during the period.

Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Our primary source of liquidity will continue to be cash flow generated from operations, but we also have availability under a $250 million revolving credit facility and a $150 million receivables facility, in each case subject to certain conditions. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

Senior secured credit facilities. As part of a series of refinancing transactions in May 2009, Nalco Company, an indirect subsidiary of Nalco Holding Company, entered into new senior secured credit facilities consisting of a revolving credit facility expiring in May 2014 and a $750.0 million term loan B facility expiring in May 2016. The revolving credit facility provides for borrowings of up to $250.0 million and replaced the former $250.0 million revolving credit facility that would have otherwise expired in November 2009. The U.S. dollar equivalent of $150.0 million under the revolving credit facility can be used, subject to certain collateral obligations, for borrowings by Nalco Company and certain non-U.S. subsidiaries in euros, pounds sterling and other currencies to be agreed. At June 30, 2010, we had $231.7 million of borrowing capacity available under our revolving credit facility, which reflects no outstanding borrowings and reduced availability as a result of $18.3 million in outstanding letters of credit.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At June 30, 2010, the outstanding balance of the term loan B facility was $742.5 million and the outstanding balance of the term loan C facility was $273.9 million, net of an unamortized discount of $24.6 million. Term loan B and term loan C are subject to amortization at 1% of the initial principal amount per annum, payable quarterly. The remaining principal amount of the term loans is due on May 13, 2016.

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

At June 30, 2010, the outstanding balance of the term loan B facility was $100.5 million. Borrowings under the term loan B facility bear interest at a floating base rate plus an applicable margin of 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings.

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

After the partial redemption, the aggregate principal amount at maturity of the notes declined to $460.8 million. Prior to February 1, 2009, interest accrued on the notes in the form of an increase in the accreted value of such notes. The accreted value of each note increased from the date of issuance until February 1, 2009 at a rate of 9.0% per annum, reflecting the accrual of non-cash interest, such that the accreted value equals the principal amount at maturity of $460.8 million. Beginning February 1, 2009, cash interest accrued on the senior discount notes at a rate of 9.0% per annum and is payable semi-annually on February 1 and August 1 of each year.

Covenants. The senior secured credit facilities, the 2003 senior credit facilities, the senior notes, the senior subordinated notes, and the senior discount notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends and distributions or repurchase certain capital stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business; and enter into hedging agreements. In addition, we must maintain financial covenants, including a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditure limitation. The senior secured credit facilities and the senior notes also include a maximum total leverage ratio. We were in compliance with all covenants at June 30, 2010.

Local lines of credit. Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of June 30, 2010, the aggregate outstanding balance under these local lines of credit was approximately $70.6 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior secured credit facilities.

Receivables facility. Nalco Company entered into a three-year receivables facility in June 2007 that provided up to $160 million in funding from a commercial paper conduit sponsored by Bank of America, N.A. The facility expired on June 22, 2010, at which time Nalco Company entered into a new three-year receivables facility. This facility provides up to $150 million in funding from a commercial paper conduit sponsored by Credit Agricole Corporate and Investment Bank, based on availability of eligible receivables and satisfaction of other customary conditions.

Availability of funding under the receivables facility in a given month depends primarily upon the outstanding trade accounts receivable balance at the end of the previous month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Of the $150.0 million available for borrowing, based on the amount of receivables eligible for financing as of May 31, 2010, we had $64.0 million of outstanding borrowings at June 30, 2010.

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

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended June 30, 2010 (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “ believes,” “forecasts,” or future or conditional verbs, such as “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. For further information regarding risk factors, please refer to Part II, Item 1A of this Quarterly Report and Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There were no changes in our internal controls over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

MATTERS RELATED TO DEEPWATER INCIDENT RESPONSE

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after a catastrophic explosion and fire that began on April 20, 2010. A massive oil spill resulted. Approximately one week following the incident, subsidiaries of BP plc, under the authorization of the responding federal agencies, formally requested Nalco Company, an indirect subsidiary of Nalco Holding Company, to supply large quantities of COREXIT 9500, a Nalco oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule. Nalco Company responded immediately by providing available COREXIT and increasing production to supply the product to BP’s subsidiaries for use, as authorized and directed by agencies of the federal government. Prior to the incident, Nalco Holding Company and its subsidiaries had not provided products or services or otherwise had any involvement with the Deepwater Horizon platform.

On May 1, 2010, the President appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by Nalco Company, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” We cooperated with this testing process and continued to supply COREXIT 9500 as requested by BP and government authorities. After review and testing of a number of dispersants, on June 30, 2010, EPA released toxicity data for eight oil dispersants, and federal agencies continued to request and authorize the use of COREXIT.

The use of dispersants by the responding parties has been one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. We have encouraged ongoing monitoring and review of COREXIT and other dispersants and have cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company has been named in five lawsuits as described below.

Putative Class Action Litigation

In June 2010, Nalco Company was named, along with other unaffiliated defendants, in three putative class action complaints filed in either the United States District Court for the Eastern District of Louisiana (Parker et al. v. Nalco Company et al., Civil Action No. 2:10-cv-01749-CJB-SS), the United States District Court for the Southern District of Alabama, Southern Division (Lavigne v. BP PLC, et al, Civil Action No. 1:10-cv-00222-C) or the United States District Court for the Northern District of Florida, Pensacola Division (Walsh v. BP, PLC et al., Civil Action No. 3:10-cv-00143-RV-MD) on behalf of various potential classes of persons who live and work in or derive income from the Coastal Zone. The Parker case has since been administratively transferred for pre-trial purposes with other related cases under Civil Action No. 2:10-cb-01156-CJB-SS, In re:

Deepwater Horizon. On July 23, 2010, Nalco Company was named, along with other unaffiliated defendants, in a complaint filed in the United States District Court for the Eastern District of Louisiana (Harris et al. v. BP PLC et al., Civil Action No. 2:10-cv-02078-CJB-SS). Each of these actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in each of these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

Other Related Claim

In July 2010, Nalco Company was named, along with other unaffiliated defendants, in a complaint filed by Johnnie and Danny Ezell in the United States District Court for the Eastern District of Louisiana. The complaint generally alleges, among other things, negligence and injury resulting from the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaint seeks unspecified compensatory and punitive damages, and attorneys’ fees and costs. Like the Parker case described above, the case has been administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under Civil Action No. 2:10-cv-01156-CJB-SS, In re: Deepwater Horizon.

Three of the actions were served on Nalco Company in mid-July and Nalco Company has not yet been served on Parker et al. v. Nalco Company et al. or Harris et al. v. BP PLC et al. We believe the claims are without merit and intend to defend these lawsuits vigorously. We also believe that we have rights to contribution and/or indemnification (including legal expenses) from third parties. However, we cannot predict the outcome of these lawsuits, the involvement we might have in these matters in the future or the potential for future litigation. Similar lawsuits may also be filed or the current lawsuits amended, in which event we will provide information in our periodic reports to the Securities and Exchange Commission.

For more information regarding the risks of these matters on our financial condition and results of operations, see “Risk Factors” included in Part II, Item 1A of this Quarterly Report.

Item 1A. Risk Factors

The following risk factor is added to those included in our Annual Report on Form 10-K for the year ended December 31, 2009:

Our subsidiaries are defendants in pending lawsuits alleging negligence and injury resulting from the use of our COREXIT dispersant in response to the Deepwater Horizon oil spill, which could expose us to monetary damages or settlement costs.

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after a catastrophic explosion and fire that began on April 20, 2010. A massive oil spill resulted. Approximately one week following the incident, subsidiaries of BP plc, under the authorization of the responding federal agencies, formally requested our indirect subsidiary, Nalco Company, to supply large quantities of COREXIT 9500, a Nalco oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule. Nalco Company responded immediately by providing available COREXIT and increasing production to supply the product to BP’s subsidiaries for use, as authorized and directed by agencies of the federal government. Prior to the incident, Nalco Holding Company and its subsidiaries had not provided products or services or otherwise had any involvement with the Deepwater Horizon platform.

On May 1, 2010, the President appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by Nalco Company, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” We cooperated with this testing process and continued to supply COREXIT 9500 as requested by BP and government authorities. After review and testing of a number of dispersants, on June 30, 2010, EPA released toxicity data for eight oil dispersants, and federal agencies have continued to request and authorize the use of COREXIT.

The use of dispersants by the responding parties has been one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. We have encouraged ongoing monitoring and review of COREXIT and other dispersants and have cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company has been named in five lawsuits as described below.

Nalco Company is a defendant in four putative class action lawsuits relating to the use of our COREXIT dispersant in the Gulf of Mexico in response to the Deepwater Horizon oil spill. The actions, as currently pleaded, allege several causes of action, including negligence and gross negligence. The plaintiffs in these actions seek, among other things, compensatory and punitive damages, and attorneys’ fees and costs. In addition, Nalco Company is a defendant in a civil action brought by two individual plaintiffs that contains allegations substantially similar to the putative class action lawsuits against Nalco Company, with the addition of a claim of strict liability for the physical injuries and property damage allegedly sustained by the plaintiffs. The plaintiffs in that action seek, among other things, compensatory and punitive damages, and attorneys’ fees and costs.

Three of the actions were served on Nalco Company in mid-July and two of the class-actions have not yet been served on Nalco Company. We cannot predict the outcome of these lawsuits, the involvement we might have in these matters in the future or the potential for future litigation. Similar lawsuits may also be filed or the current lawsuits amended, in which event we will provide information in our periodic reports to the Securities and Exchange Commission.

For more information regarding our response to the Deepwater Horizon incident and the lawsuits, see “Legal Proceedings” included in Part II, Item 1 of this Quarterly Report.

Item 6. Exhibits

(a)	The following are included herein:

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

The registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NALCO HOLDING COMPANY

/s/ BRADLEY J. BELL
Name:	Bradley J. Bell
Title:	Executive Vice President and Chief Financial Officer

Dated: July 27, 2010