Form 10-Q
period 2010-09-30
Nalco Holding CO
filed 2010-10-27
CIK 1298341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 15, 2010, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 138,337,395 shares.

QUARTERLY REPORT ON FORM 10-Q

NALCO HOLDING COMPANY

Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nalco Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

	(Unaudited) September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$175.0	$127.6
Accounts receivable, less allowances of $20.1 in 2010 and $17.8 in 2009	759.6	681.2
Inventories:
Finished products	282.7	232.6
Materials and work in process	91.6	81.2

	374.3	313.8
Prepaid expenses, taxes and other current assets	193.9	122.2

Total current assets	1,502.8	1,244.8

Property, plant, and equipment, net	700.7	678.1
Intangible assets:
Goodwill	1,847.7	1,800.0
Other intangibles, net	1,033.6	1,055.9
Other assets	170.6	186.0

Total assets	$5,255.4	$4,964.8

Liabilities and equity
Current liabilities:
Accounts payable	$341.9	$315.4
Short-term debt	110.4	229.8
Other current liabilities	404.1	380.6

Total current liabilities	856.4	925.8

Other liabilities:
Long-term debt	2,821.7	2,714.3
Deferred income taxes	305.9	202.9
Accrued pension benefits	392.8	418.1
Other liabilities	218.9	212.1

Equity:
Nalco Holding Company shareholders’ equity	628.1	471.6
Noncontrolling interests	31.6	20.0

Total equity	659.7	491.6

Total liabilities and equity	$5,255.4	$4,964.8

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in millions, except per share amounts)

	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Net sales	$1,088.3	$957.0	$3,131.5	$2,738.5
Operating costs and expenses:
Cost of product sold	602.2	505.4	1,709.3	1,497.5
Selling, administrative, and research expenses	316.1	317.4	950.5	899.2
Amortization of intangible assets	10.8	12.3	32.2	35.6
Restructuring expenses	(0.3)	2.7	1.9	46.9

Total operating costs and expenses	928.8	837.8	2,693.9	2,479.2

Operating earnings	159.5	119.2	437.6	259.3

Other income (expense), net	(2.8)	(0.7)	(20.3)	(12.2)
Interest income	0.8	0.8	3.7	2.9
Interest expense	(59.1)	(65.4)	(176.2)	(188.9)

Earnings before income taxes	98.4	53.9	244.8	61.1

Income tax provision	37.5	24.4	100.9	34.2

Net earnings	60.9	29.5	143.9	26.9

Less: Net earnings attributable to noncontrolling interests	2.0	1.5	3.1	4.9

Net earnings attributable to Nalco Holding Company	$58.9	$28.0	$140.8	$22.0

Net earnings per share attributable to Nalco Holding Company common shareholders:
Basic	$0.43	$0.20	$1.02	$0.16

Diluted	$0.42	$0.20	$1.01	$0.16

Weighted-average shares outstanding (millions):
Basic	138.3	138.2	138.3	138.2

Diluted	139.4	138.7	139.3	138.5

Cash dividends declared per share	$0.035	$0.035	$0.105	$0.105

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Operating activities
Net earnings	$143.9	$26.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	92.0	106.9
Amortization	32.2	35.6
Amortization of deferred financing costs	9.1	8.1
Loss on early extinguishment of debt	—	16.4
Other, net	54.0	18.4
Changes in operating assets and liabilities	(115.5)	237.8

Net cash provided by operating activities	215.7	450.1

Investing activities
Additions to property, plant, and equipment, net	(101.4)	(70.8)
Business purchases	(33.6)	(23.7)
Other, net	1.6	(1.3)

Net cash used for investing activities	(133.4)	(95.8)

Financing activities
Cash dividends	(14.5)	(14.5)
Changes in short-term debt, net	(128.9)	(123.2)
Proceeds from long-term debt	125.9	1,239.3
Repayments of long-term debt	(0.1)	(1,216.0)
Redemption premium on early extinguishment of debt	—	(9.2)
Deferred financing costs	(1.2)	(53.9)
Other, net	(4.1)	(4.3)

Net cash used for financing activities	(22.9)	(181.8)
Effect of exchange rate changes on cash and cash equivalents	(12.0)	7.2

Increase in cash and cash equivalents	47.4	179.7
Cash and cash equivalents at beginning of period	127.6	61.8

Cash and cash equivalents at end of period	$175.0	$241.5

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ended December 31, 2010. The condensed consolidated balance sheet as of December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

3. Acquisitions

In December 2007, we purchased an 87.5% interest in Mobotec USA, Inc. (“Mobotec”), a leading provider of combustion optimization and emission reduction capabilities, including engineering, equipment and chemistry for industrial and utility boilers. Concurrent with the purchase of the 87.5% interest in Mobotec, we entered into an agreement with the minority shareholder that provided us with the option to purchase the remaining shares of Mobotec. In August 2010, we exercised our option and acquired the remaining 12.5% interest for approximately $6.1 million.

3. Acquisitions (continued)

In July 2010, we acquired substantially all of the business assets of Fabrication Technologies, Inc., a North American supplier of enhanced oil recovery (EOR) mixing and injection equipment, for an initial installment of $21.5 million. The purchase agreement provides for a final installment of $2.5 million, payable five months after the acquisition date, and up to $8.0 million of additional contingent consideration if specified profitability targets are achieved. The agreement also provides for an adjustment to the purchase price for projects that were in-process at the acquisition date, which is expected to be settled in the fourth quarter of 2010. The acquisition was made to complete our integrated EOR solutions platform that we started in 2008. The purchase price, including the estimated fair value of the additional contingent consideration, exceeded the fair value of the net tangible assets acquired by $18.9 million, of which $15.6 million was allocated to goodwill and $3.3 million was allocated to other intangible assets. The fair value of the additional contingent consideration was measured using internal cash flow estimates (i.e., Level 3 in the fair value hierarchy established by authoritative guidance issued by the FASB for fair value measurements).

In April 2010, we purchased the assets of Res-Kem Corp. and General Water Services Corp., leading regional suppliers of water treatment services and equipment, including deionized water, for an initial installment of $6.0 million. The purchase agreement provides for a second and final installment of $1.0 million, payable six months after the acquisition date, and $0.5 million of additional contingent consideration if specified revenue targets are achieved. On a preliminary basis, the purchase price, including the estimated fair value of the additional contingent consideration, exceeded the fair value of the net tangible assets acquired by $6.3 million, of which $5.5 million was allocated to goodwill and $0.8 million was allocated to other intangible assets. The fair value of the additional contingent consideration was measured using internal cash flow estimates (i.e., Level 3 in the fair value hierarchy established by authoritative guidance issued by the FASB for fair value measurements).

In January 2010, we acquired a 50.1% controlling financial interest in Nalco Africa, a new entity formed with Protea Chemicals, one of Africa’s largest suppliers of industrial chemicals and services. Protea Chemicals is a division of the Omnia Group, a diversified and specialist chemical services company located in Johannesburg, South Africa. The new entity enables us to re-enter the water and process treatment markets of southern Africa. The business combination did not involve the transfer of consideration, but under the terms of a technical assistance and license agreement executed at the time of the combination, we have licensed to Nalco Africa rights to certain of our patents, know-how and trademarks. On a preliminary basis, the fair value of the business acquired was $20.1 million, of which $16.0 million was allocated to goodwill, $5.7 million was allocated to other intangible assets, and $1.6 million was allocated to a deferred tax liability. The fair value of the business acquired was measured using internal cash flow estimates (i.e., Level 3 in the fair value hierarchy established by authoritative guidance issued by the FASB for fair value measurements).

In March 2009, we acquired the assets of Crossbow Water, a regional high-purity water and water pre-treatment company, for $22.1 million. The purchase agreement provides for up to $21.0 million of additional contingent consideration based upon the achievement of specified revenue targets. The purchase price, including the estimated fair value of the additional contingent consideration, exceeded the fair value of the net tangible assets acquired by $24.9 million, of which $10.6 million was allocated to goodwill and $14.3 million was allocated to other intangible assets.

The pro forma impact as if the aforementioned acquisitions had occurred at the beginning of the respective years is not significant.

4. Debt

Debt consists of the following:

(dollars in millions)	September 30, 2010	December 31, 2009
Short-term
Checks outstanding and bank overdrafts	$42.5	$7.5
Notes payable to banks	57.4	44.8
Current maturities of long-term debt	10.5	177.5

	$110.4	$229.8

Long-term
Term loan B, due November 2010	$—	$167.0
Securitized trade accounts receivable facility	126.0	—
Term loan B, due May 2016	740.6	746.2
Term loan C, due May 2016 (including discount of $23.6 in 2010 and $26.7 in 2009)	274.1	273.3
Senior subordinated notes, due November 2013	465.0	465.0
Senior subordinated notes (euro), due November 2013	273.3	287.7
Senior discount notes, due February 2014 (including premium of $0.9 in 2010 and $1.1 in 2009)	461.7	461.9
Senior notes, due May 2017 (including discount of $8.8 in 2010 and $9.8 in 2009)	491.2	490.2
Other	0.3	0.5

	2,832.2	2,891.8
Less: Current portion	10.5	177.5

	$2,821.7	$2,714.3

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

The financing fee charged under the facility is based on the amount funded and the conduit’s cost of funds for issuing commercial paper plus a margin that varies based on the leverage ratio as calculated under our 2009 senior credit facilities. A facility fee of 0.5% per annum on 102% of the total funding commitment is also charged under the facility.

4. Debt (continued)

This facility is treated as a general financing agreement resulting in the borrowings and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

We had $17.7 million of letters of credit outstanding at September 30, 2010.

On October 5, 2010, we entered into two Joinder Agreements to the 2009 senior secured credit facilities. One of the Joinder Agreements provided for an additional $650.0 million term loan B facility maturing in October 2017, and the other Joinder Agreement provided for a $100.0 million addition to the existing term loan C that matures in May 2016. We borrowed the full amount of these term loans on October 5, 2010, net of an original issue discount equal to 0.5% and 4.5% for the term loan B facility and the additional term loan C facility, respectively. The net proceeds of these borrowings were used to repay the term loan B that had been borrowed in May 2009 and that was to mature in May 2016.

The new $650.0 million term loan B bears interest at a floating base rate plus a credit-rating-based margin of 2.75% or 3.00% with respect to LIBOR borrowings and 3.75% or 4.00% with respect to base rate borrowings. It also provides for a LIBOR minimum of 1.50%. The $100.0 million addition to term loan C bears interest at a floating base rate plus a margin of 1.75% with respect to LIBOR borrowings and a margin of 2.75% with respect to base rate borrowings.

Term loan B and term loan C are subject to amortization at 1% of the original principal amount per annum, payable quarterly. The remaining principal amounts of term loan B and term loan C are due on October 5, 2017 and May 13, 2016, respectively.

5. Equity

Equity consists of the following:

(dollars in millions, except per share amounts)	September 30, 2010	December 31,2009
Nalco Holding Company shareholders’ equity:
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.0l per share; authorized 500,000,000 shares; 147,873,338 and 147,730,531 shares issued at September 30, 2010 and December 31, 2009, respectively	1.4	1.4
Additional paid-in capital	794.3	776.1
Treasury stock, at cost; 9,535,943 shares at September 30, 2010 and December 31, 2009	(211.3)	(211.3)
Accumulated deficit	(96.2)	(227.8)
Accumulated other comprehensive income:
Net prior service credit	26.1	28.8
Net actuarial loss	(98.0)	(91.1)
Currency translation adjustments	211.8	195.5

Nalco Holding Company shareholders’ equity	628.1	471.6
Noncontrolling interests	31.6	20.0

Total equity	$659.7	$491.6

In July 2007, our Board of Directors authorized a $300 million share repurchase program and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. As of December 31, 2009, we had repurchased 9,535,943 shares at a cost of $211.3 million. No additional shares were repurchased during the nine months ended September 30, 2010.

6. Pension and Other Postretirement Benefit Plans

We have several noncontributory, defined benefit pension plans covering most employees in the U.S. and those with certain foreign subsidiaries. We also provide a supplementary, nonqualified, unfunded plan for U.S. employees whose pension benefits exceed ERISA limitations. In 2009, the U.S. pension plan was amended such that effective January 1, 2010, participants no longer earn service credit. The defined benefit pension plan in the U.K. was similarly amended. As a result, the net periodic pension cost for those plans no longer have a service cost component. The components of net periodic pension cost for the three months and nine months ended September 30, 2010 and 2009 were as follows:

	U.S.		Non-U.S.
(dollars in millions)	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Three Months ended September 30, 2010	Three Months ended September 30, 2009
Service cost	$—	$3.3	$2.5	$2.0
Interest cost	6.3	6.5	4.7	4.6
Expected return on plan assets	(5.3)	(6.0)	(3.7)	(3.5)
Prior service credit	(0.5)	(0.6)	(0.3)	—
Net actuarial (gain) loss	1.5	—	0.1	(0.6)
Settlements	—	20.6	—	—

Net periodic pension cost	$2.0	$23.8	$3.3	$2.5

6. Pension and Other Postretirement Benefit Plans (continued)

	U.S.		Non-U.S.
(dollars in millions)	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Service cost	$—	$9.9	$7.1	$6.0
Interest cost	18.9	19.5	13.9	13.3
Expected return on plan assets	(15.9)	(18.0)	(10.7)	(10.2)
Prior service cost (credit)	(1.7)	(1.8)	(0.8)	0.1
Net actuarial (gain) loss	4.6	—	0.2	(1.7)
Settlements	—	21.4	—	0.2

Net periodic pension cost	$5.9	$31.0	$9.7	$7.7

We also have defined benefit postretirement plans that provide medical, dental, and life insurance benefits for substantially all U.S. retirees and eligible dependents. The components of net periodic cost of postretirement benefits other than pensions for the three months and nine months ended September 30, 2010 and 2009 were as follows:

(dollars in millions)	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Service cost	$1.1	$0.9	$3.1	$2.7
Interest cost	2.1	2.3	6.3	6.8
Prior service credit	(0.4)	(0.6)	(1.4)	(2.5)
Net actuarial gain	(0.6)	(1.2)	(1.8)	(2.9)

Net periodic cost	$2.2	$1.4	$6.2	$4.1

7. Restructuring Expenses

We continuously redesign and optimize our business and work processes, and restructure our organization accordingly. Restructuring expenses, representing mostly employee severance and related costs, were a net credit of $0.3 million for the three months ended September 30, 2010 and a net charge of $1.9 million for the nine months ended September 30, 2010. We revised our European restructuring plan during the quarter, which required the reversal of certain accruals, resulting in a net credit for the quarter. During the year ended December 31, 2009, plans were approved to set a lower cost base through restructuring actions, primarily in Europe. As a result, we recognized $47.8 million of restructuring costs in 2009, which included $27.1 million in charges for employee severance and related costs, reflecting a reduction in force of more than 300 positions. In addition, certain long-lived assets held and used were written down to their estimated fair value, resulting in an impairment loss of $20.2 million.

A restructuring accrual of $12.9 million as of September 30, 2010 was included in other current liabilities on the condensed consolidated balance sheet. All restructuring-related payments in the first nine months of 2010 were funded with cash from operations. We expect that future payments also will be funded with cash from operations.

7. Restructuring Expenses (continued)

Activity in the restructuring accrual for the nine months ended September 30, 2010 is summarized as follows:

(dollars in millions)	Severance, Termination Benefits and Other
Balance as of December 31, 2009	$29.5
Charges to restructuring expense	4.7
Reversal of previously accrued amounts	(2.8)
Cash payments	(16.8)
Currency translation adjustments	(1.7)

Balance as of September 30, 2010	$12.9

8. Summary of Other Income (Expense), Net

The components of other income (expense), net for the three months and nine months ended September 30, 2010 and 2009, include the following:

(dollars in millions)	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Loss on early extinguishment of debt	$—	$—	$—	$(16.4)
Franchise taxes	(0.4)	(0.4)	(1.2)	(0.5)
Equity in earnings of unconsolidated subsidiaries	0.6	0.9	1.2	1.5
Foreign currency exchange adjustments	(1.4)	(0.8)	(17.3)	1.2
Other	(1.6)	(0.4)	(3.0)	2.0

Other income (expense), net	$(2.8)	$(0.7)	$(20.3)	$(12.2)

The $17.3 million of foreign currency exchange adjustments for the nine months ended September 30, 2010 was mostly attributable to our subsidiary in Venezuela (see Note 16).

9. Income Taxes

The income tax provision consists of the following items:

(dollars in millions)	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
U.S. statutory tax rate – 35%	$34.5	$18.9	$85.7	$21.4
Valuation allowances	2.8	4.3	5.5	12.7
Correction of prior period items	(2.4)	—	(2.4)	—
Law change – prescription drug subsidy	—	—	2.6	—
Venezuela foreign exchange loss	—	—	2.1	—
Other	2.6	1.2	7.4	0.1

Income tax provision	$37.5	$24.4	$100.9	$34.2

9. Income Taxes (continued)

The income tax provision for the three months and nine months ended September 30, 2010 included a $2.4 million net reduction related to immaterial corrections of prior period items, consisting of adjustments with offsetting impacts to current and deferred income tax accounts and goodwill.

The income tax provision for the nine months ended September 30, 2010 was unfavorably impacted by the tax consequences of U.S. healthcare reform legislation that was enacted in March 2010. The resulting one-time write-off of previously accrued tax benefits associated with the subsidy for postretirement prescription drug benefits increased our tax provision by $2.6 million. In January 2010, the Venezuelan government devalued its currency, which resulted in a foreign exchange loss from remeasurement of the balance sheet accounts of our Venezuelan subsidiary. The loss produced relatively small tax benefits, which when compared to the 35% U.S. federal rate results in an additional $2.1 million increase to the tax provision. In addition, the effective income tax rate was unfavorably impacted by increased earnings subjected to a relatively high U.S. tax rate. Foreign tax disputes and recently enacted law changes also increased the effective tax rate.

10. Comprehensive Income (Loss)

Total comprehensive income and its components, net of related tax, for the three months and nine months ended September 30, 2010 and 2009, were as follows:

(dollars in millions)	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Net earnings	$60.9	$29.5	$143.9	$26.9
Other comprehensive income, net of income taxes:
Derivatives	—	0.5	—	0.2
Adjustments to pension and other postretirement benefit plans	(0.1)	(39.9)	(9.6)	(43.1)
Foreign currency translation adjustments	105.2	43.2	17.8	111.0

Comprehensive income	166.0	33.3	152.1	95.0
Less: Comprehensive income attributable to noncontrolling interests	4.1	2.8	4.6	5.4

Comprehensive income attributable to Nalco Holding Company	$161.9	$30.5	$147.5	$89.6

11. Segment Information

We operate three reportable segments:

Water Services — This segment serves the global water treatment and process chemical needs of the industrial, institutional, and municipal markets.

Paper Services — This segment serves the process chemicals and water treatment needs of the global pulp and paper industry.

11. Segment Information (continued)

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

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Water Services	$471.3	$425.6	$1,320.3	$1,191.8
Paper Services	194.4	175.7	554.3	498.0
Energy Services	422.6	355.7	1,256.9	1,048.7

Net sales	$1,088.3	$957.0	$3,131.5	$2,738.5

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes:

(dollars in millions)	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Segment direct contribution:
Water Services	$94.8	$96.6	$258.8	$221.6
Paper Services	32.9	34.5	91.7	79.9
Energy Services	98.5	82.2	303.3	234.6

Total segment direct contribution	226.2	213.3	653.8	536.1

Expenses not allocated to segments:
Administrative expenses	56.2	79.1	182.1	194.3
Amortization of intangible assets	10.8	12.3	32.2	35.6
Restructuring expenses	(0.3)	2.7	1.9	46.9

Operating earnings	159.5	119.2	437.6	259.3

Other income (expense), net	(2.8)	(0.7)	(20.3)	(12.2)
Interest income	0.8	0.8	3.7	2.9
Interest expense	(59.1)	(65.4)	(176.2)	(188.9)

Earnings before income taxes	$98.4	$53.9	$244.8	$61.1

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans. For the three months and nine months ended September 30, 2009, administrative expenses included a $20.6 million settlement loss attributable to the principal U.S. defined benefit pension plan.

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

Basic and diluted earnings per share were calculated as follows:

(in millions)	Three Months ended September 30, 2010	Three Months ended September 30, 2009	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Numerator for basic and diluted earnings per share attributable to Nalco Holding Company common shareholders:
Net earnings attributable to Nalco Holding Company	$58.9	$28.0	$140.8	$22.0

Denominator for basic earnings per share attributable to Nalco Holding Company common shareholders — weighted average common shares outstanding	138.3	138.2	138.3	138.2
Effect of dilutive securities: Share-based compensation plans [1]	1.1	0.5	1.0	0.3

Denominator for diluted earnings per share attributable to Nalco Holding Company common shareholders	139.4	138.7	139.3	138.5

1	Share-based compensation plans excludes 0.2 million and 0.8 million shares for the periods ended September 30, 2010 and 2009, respectively, due to their anti-dilutive effect.

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

Our undiscounted reserves for known environmental clean-up costs were $2.3 million at September 30, 2010. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

Expenditures for the nine months ended September 30, 2010, relating to environmental compliance and clean up activities, were not significant.

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

13. Contingencies and Litigation (continued)

Matters Related to Deepwater Incident Response

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP, plc, sank in the Gulf of Mexico after a catastrophic explosion and fire that began on April 20, 2010. A massive oil spill resulted. Approximately one week following the incident, subsidiaries of BP, plc, under the authorization of the responding federal agencies, formally requested Nalco Company to supply large quantities of COREXIT 9500, a Nalco oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule. Nalco Company responded immediately by providing available COREXIT and increasing production to supply the product to BP’s subsidiaries for use, as authorized and directed by agencies of the federal government.

Prior to the incident, Nalco Holding Company and its subsidiaries had not provided products or services or otherwise had any involvement with the Deepwater Horizon platform. On July 15, 2010, BP announced that it had capped the leaking well, and the application of dispersants by the responding parties ceased shortly thereafter.

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

The use of dispersants by the responding parties has been one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. We have encouraged ongoing monitoring and review of COREXIT and other dispersants and have cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company has been named in twelve lawsuits as described below.

In June, July and August 2010, Nalco Company was named, along with other unaffiliated defendants, in six putative class action complaints filed in either the United States District Court for the Eastern District of Louisiana (Parker, et al. v. Nalco Company, et al., Civil Action No. 2:10-cv-01749-CJB-SS; Harris, et al. v. BP, plc, et al., Civil Action No. 2:10-cv-02078-CJB-SS;), the United States District Court for the Southern District of Alabama, Southern Division (Lavigne, et al. v. BP, plc, et al., Civil Action No. 1:10-cv-00222-KD-C; Wright, et al. v. BP, plc, et al., Civil Action No. 1:10-cv-00397-B) or the United States District Court for the Northern District of Florida, Pensacola Division (Walsh, et al. v. BP, plc, et al., Civil Action No. 3:10-cv-00143-RV-MD; Petitjean, et al. v. BP, plc, et al., Civil Action No. 3:10-cv-00316-RS-EMT) on behalf of various potential classes of persons who live and work in or derive income from the Coastal Zone. The Parker case has since been voluntarily dismissed. Each of these remaining actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in each of these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

13. Contingencies and Litigation (continued)

In July, August and September 2010, Nalco Company was also named, along with other unaffiliated defendants, in six complaints filed by individuals in either the United States District Court for the Eastern District of Louisiana (Ezell v. BP, plc, et al., Civil Action No. 2:10-cv-01920-KDE-JCW, United States District Court for the Southern District of Alabama, Southern Division (Monroe v. BP, plc, et al., Civil Action No. 1:10-cv-00472- M; Hill v. BP, plc, et al., Civil Action No. 1:10-cv-00471-CG-N; Hudley v. BP, plc, et al., Case No 10-cv-00532-N), the United States District Court for the Northern District of Florida, Tallahassee Division (Capt Ander, Inc. v. BP, plc, et al., Civil Action No. 4:10- cv-00364-RH-WCS) or the United States District Court for the Southern District of Mississippi, Southern Division (Trehern v. BP, plc, et al., Civil Action No. 1:10-cv-00432-HSO-JMR). The complaints generally allege, among other things, negligence and injury resulting from the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaints seek, among other things, unspecified compensatory and punitive damages, and attorneys’ fees and costs.

Five of the cases pending against Nalco Company have been administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.). The remaining six cases pending against Nalco Company are also expected to be transferred to these multidistrict litigation proceedings. Nalco has not yet been served in Harris, et al. v. BP, plc, et al. or in Petitjean, et al. v. BP, plc, et al.

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

14. Financial Instruments (continued)

Net Investment Hedges

We use euro-denominated borrowings of Nalco Company as a hedge of our net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro- denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustments, a component of AOCI, to offset changes in the value of our net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency.

The carrying value of euro-denominated debt designated as a net investment hedge was $273.3 million and $287.7 million at September 30, 2010 and December 31, 2009, respectively. Gains and losses from the net investment hedge reported as a component of other comprehensive income in the foreign currency translation adjustment account were as follows:

(dollars in millions)	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Gain (loss) before tax	$14.4	$(27.4)
Income tax (benefit)	5.4	(10.4)

Net gain (loss)	$9.0	$(17.0)

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in earnings during the nine months ended September 30, 2010 and 2009.

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

No derivative instruments were designated as a cash flow hedge at September 30, 2010 and December 31, 2009, and no cash flow hedges were discontinued during the nine months ended September 30, 2010 and 2009.

14. Financial Instruments (continued)

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. No derivative instruments were designated as a fair value hedge at September 30, 2010 and December 31, 2009.

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

Derivative instruments are not held or issued for trading or speculative purposes.

The notional amounts of derivative instruments outstanding as of September 30, 2010 and December 31, 2009 were as follows:

(dollars in millions)	September 30, 2010	December 31, 2009
Derivatives designated as hedges:
Foreign exchange contracts	$—	$—
Commodity contracts	—	—

Total derivatives designated as hedges	—	—
Derivatives not designated as hedges:
Foreign exchange contracts	123.9	119.4

Total derivatives	$123.9	$119.4

The fair value and balance sheet presentation of derivative instruments as of September 30, 2010 and December 31, 2009 were as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2010	December 31, 2009
Asset derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	$2.6	$0.3

Total asset derivatives		$2.6	$0.3

Liability derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$0.3	$0.9

Total liability derivatives		$0.3	$0.9

14. Financial Instruments (continued)

For the nine months ended September 30, 2010 and 2009, the impact on AOCI and earnings from derivative instruments that qualified as cash flow hedges was as follows:

(dollars in millions)	Location	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009
Unrealized gain (loss) recognized into AOCI (effective portion):
Commodity contracts	AOCI (equity)	$—	$(1.6)
Foreign exchange contracts	AOCI (equity)	—	—

		$—	$(1.6)

Gain (loss) reclassified from AOCI into earnings (effective portion):
Commodity contracts	Cost of product sold	$—	$(4.0)
Foreign exchange contracts	Other income (expense), net	—	2.0

		$—	$(2.0)

For the nine months ended September 30, 2010 and 2009, the impact on earnings from derivative instruments that were not designated as hedges was as follows:

(dollars in millions)	Location	Nine Months ended September30, 2010	Nine Months ended September 30, 2009
Gain (loss) recognized in earnings:
Foreign exchange contracts	Other income (expense), net	$4.4	$(2.3)

15. Fair Value Measurements

Authoritative guidance issued by the FASB defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1	–	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2	–	Observable inputs other than quoted prices in active markets.

Level 3	–	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

15. Fair Value Measurements (continued)

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

(dollars in millions)	Balance September 30, 2010	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$2.6	$—	$2.6	$—

Liabilities:
Foreign exchange forward contracts	$0.3	$—	$0.3	$—

(dollars in millions)	Balance December 31, 2009	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$0.3	$—	$0.3	$—

Liabilities:
Foreign exchange forward contracts	$0.9	$—	$0.9	$—

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date.

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate their fair values at September 30, 2010 and December 31, 2009, because of the short-term maturities and nature of these balances.

The estimated fair value of long-term debt at September 30, 2010 and December 31, 2009 was $2,912.8 million and $2,769.7 million, respectively, and the related carrying value was $2,821.7 million and $2,714.3 million, respectively. The fair value of our senior notes, senior subordinated notes and senior discount notes was estimated based on their quoted market prices. The carrying value of amounts outstanding under our senior secured credit facilities is considered to approximate fair value because interest accrues at rates that fluctuate with interest rate trends. The carrying value of other long-term debt outstanding also approximates fair value due to the variable nature of their interest rates.

16. Foreign Currency Translation – Venezuela

Effective January 1, 2010, Venezuela’s economy was designated as highly inflationary under U.S. generally accepted accounting principles, since it had experienced a rate of general inflation in excess of 100% over the last three-year period. Accordingly, the functional currency of our subsidiary company in Venezuela was changed to the U.S. dollar, and all gains and losses resulting from the remeasurement of its financial statements are recorded in the statement of operations. Our Venezuelan subsidiary accounted for approximately 2% of our consolidated net sales for the year ended December 31, 2009.

16. Foreign Currency Translation – Venezuela (continued)

On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte and the establishment of a two-tier exchange structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential items and 4.30 for non-essential items. We remeasured our Venezuelan subsidiary’s balance sheet accounts to reflect the devaluation by using the exchange rate for non-essential items, which resulted in a foreign exchange loss of $23.2 million. Because about half of the products imported by our Venezuelan subsidiary are classified as essential, this loss was subsequently reduced by approximately $7.8 million of foreign exchange gains that were recognized when payments were made using the exchange rate for essential products.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Key financial highlights for the third quarter 2010 include:

•

Sales grew 12.8% organically over the third quarter of 2009, with solid growth posted across all geographic regions and by all three of our reporting units. We define organic changes as nominal, or reported, changes less the impacts of foreign currency translation rate changes and acquisitions and divestitures. Reported sales were up 13.7%, with acquisitions accounting for 0.9% of the sales increase, while changes in currency translation rates had no meaningful effect on sales during the quarter compared to the year-ago period.

•

In the third quarter of 2010, we generated $29 million in cost savings and productivity gains, with about two-thirds of these savings realized in cost of product sold. Through the first nine months of 2010, we have generated $92 million of cost savings and productivity gains toward our 2010 goal of $100 million.

•

Third quarter 2010 diluted net earnings per share attributable to Nalco Holding Company common shareholders (EPS) was 42 cents, compared to 20 cents reported in the year-ago period. The after-tax impact of a pension settlement loss and restructuring charges negatively affected third quarter 2009 EPS by 9 cents and 2 cents, respectively.

•	The effective income tax rate was 38.1% for the third quarter of 2010, compared to 45.3% for the year-ago quarter.

The effective income tax rate for the third quarter of 2010 was unfavorably impacted by increased earnings subjected to a relatively high U.S. tax rate. Foreign tax disputes and law changes enacted in 2010 also increased the effective tax rate.

The effective income tax rate for the third quarter of 2009 was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that resulted from losses in certain jurisdictions during the period.

•

EBITDA was $196.4 million for the third quarter of 2010, a 17.7% increase from year-ago EBITDA of $166.8 million. Adjusted EBITDA, which adjusts EBITDA for restructuring expenses and certain other unusual items, increased 3.2% to $196.1 million in the third quarter 2010 from $190.1 million in the year-ago quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net earnings attributable to Nalco Holding Company is reconciled to EBITDA and Adjusted EBITDA as follows:

(dollars in millions)	Three Months ended September 30, 2010	Three Months ended September 30, 2009
Net earnings attributable to Nalco Holding Company	$58.9	$28.0
Income tax provision	37.5	24.4
Interest expense, net of interest income	58.3	64.6
Depreciation	30.9	37.5
Amortization	10.8	12.3

EBITDA	196.4	166.8
Restructuring expenses	(0.3)	2.7
Pension settlement loss	—	20.6

Adjusted EBITDA	$196.1	$190.1

•

Free Cash Flow, defined as cash from operating activities less capital expenditures and net earnings attributable to noncontrolling interests, was $66.0 million in the third quarter of 2010, a decrease of $67.8 million from Free Cash Flow of $133.8 million in the year-ago period. Working capital changes accounted for most of the decrease. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Three Months ended September 30, 2010	Three Months ended September 30, 2009
Net cash provided by operating activities	$111.6	$165.0
Net earnings attributable to noncontrolling interests	(2.0)	(1.5)
Additions to property, plant, and equipment, net	(43.6)	(29.7)

Free cash flow	$66.0	$133.8

Outlook

Due to our continued strong performance during the third quarter, we have again increased elements of our performance outlook for the remainder of 2010. Based on an 11.3% increase of organic sales through the first nine months of 2010, we expect to meet our earlier estimate of high single-digit organic growth for the year. Productivity targets remain at $100 million with the expectation that we will meet and exceed this goal. Adjusted EBITDA is now expected to exceed $740 million, up from our previous estimate that it would exceed $735 million. EPS is now expected to exceed $1.50, rather than $1.40, excluding the after-tax impact of restructuring expenses and other unusual items, such as the first quarter 2010 Venezuelan currency devaluation and tax charge resulting from healthcare reform legislation. Restructuring expenses, the Venezuelan currency devaluation and the healthcare reform tax charge reduced EPS for the first nine months of 2010 by 1 cent, 10 cents and 2 cents, respectively. We continue to expect Free Cash Flow to exceed $150 million. The effective tax rate for the year is expected to approximate 38% - 39%.

See “Risk Factors” included in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of other potential risks and uncertainties that could materially affect our future performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations – Consolidated

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

Net sales for the three months ended September 30, 2010 were $1,088.3 million, a 13.7% increase from the $957.0 million reported for the quarter ended September 30, 2009. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales rose 12.8%. Excluding revenue from the sale of dispersant products used by U.S. government agencies and BP in responding to the Gulf of Mexico oil spill, organic growth would have been 10.8%. Geographically, North America showed the strongest improvement over the recessionary prior year, with an organic increase of 16.9%. Without the revenue from the sale of dispersant products, organic growth in North America was 12.7%. Strong organic sales growth was achieved around the globe, with the Asia/Pacific and Latin America regions posting increases of 11.6% and 9.0%, respectively, while the Europe, Africa and Middle East region reported 7.6% organic growth.

Gross profit, defined as the difference between net sales and cost of product sold, of $486.1 million for the quarter ended September 30, 2010 increased by $34.5 million, or 7.6%, from the $451.6 million for the year-ago period. On an organic basis, gross profit was up 7.5%, as the result of higher sales volume. Gross margin decreased by 2.5 percentage points to a more historical margin level of 44.7% for the quarter ended September 30, 2010, compared to 47.2% for the year-ago quarter. The decrease was primarily driven by changes in mix and increases in product costs compared to the year-ago period when pricing relative to raw material costs had been fully recovered.

Selling, administrative, and research expenses for the three months ended September 30, 2010 of $316.1 million decreased $1.3 million from $317.4 million for the year-ago period. The decrease was mainly attributable to a $20.6 million pension settlement charge that was incurred in the third quarter of 2009 and lower incentive plan expenses compared to the year-ago quarter resulting from a reduction to amounts accrued earlier in 2010. These variances were largely offset by increased expenses to support growth.

Amortization of intangible assets was $10.8 million and $12.3 million for the three months ended September 30, 2010 and 2009, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Restructuring expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were a net credit of $0.3 million for the three months ended September 30, 2010, compared to $2.7 million of expenses for the year-ago quarter. We revised our European restructuring plan during the third quarter of 2010, which required the reversal of approximately $1.4 million of expenses accrued in earlier periods. Additional expenses of $1.1 million during the quarter partially offset this reversal, resulting in a net credit for the quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense), net changed unfavorably by $2.1 million for the three months ended September 30, 2010 compared to the year-ago period, partially driven by an increase in foreign currency exchange losses and lower equity earnings from affiliated companies.

Net interest expense, defined as the combination of interest income and interest expense, of $58.3 million for the three months ended September 30, 2010 decreased by $6.3 million from the $64.6 million reported for the three months ended September 30, 2009. The change was mainly the result of lower average debt levels compared to the third quarter 2009.

The income tax provision was $37.5 million for the three months ended September 30, 2010. The effective tax rate of 38.1% was unfavorably impacted by increased earnings subjected to a relatively high U.S. tax rate. Foreign tax disputes and law changes enacted in 2010 also increased the effective tax rate. In addition, the tax provision varies from the U.S. federal statutory income tax rate of 35% due to U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

Our effective income tax rate was 45.3% on $53.9 million of earnings before income taxes for the three months ended September 30, 2009. The income tax provision for the three months ended September 30, 2009 was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that were created due to losses incurred in the period.

See Note 9 to the condensed consolidated financial statements, included in Part I, Item 1, for an analysis of the differences between the U.S. statutory federal tax rate and the effective income tax rate.

Net earnings attributable to noncontrolling interests of $2.0 million for the three months ended September 30, 2010 was $0.5 million higher than the $1.5 million reported in the year-ago period, mainly as the result of an increase in earnings from subsidiaries in Japan and Saudi Arabia.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net sales for the nine months ended September 30, 2010 were $3,131.5 million, a 14.4% increase from the $2,738.5 million reported for the nine months ended September 30, 2009. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales rose 11.3%. Geographically, each region showed strong improvement over the recessionary prior year, with double-digit organic increases of 13.8% in North America and 11.7% in Asia/Pacific, as well as strong growth in Latin America and the Europe, Africa and Middle East regions of 9.1% and 7.1%, respectively. Organic growth in North America reflects sales of dispersant product as a result of the Gulf oil spill; however, 7.3% organic growth was achieved without such revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profit, defined as the difference between net sales and cost of product sold, of $1,422.2 million for the nine months ended September 30, 2010 increased by $181.2 million, or 14.6%, from the $1,241.0 million for the nine months ended September 30, 2009. On an organic basis, gross profit was up 12.1%, which is the result of higher sales volume, cost savings and process efficiencies. Gross margin improved by 0.1 percentage point to 45.4% for the nine months ended September 30, 2010 compared to 45.3% for the year-ago period.

Selling, administrative, and research expenses for the nine months ended September 30, 2010 of $950.5 million increased $51.3 million, or 5.7%, from $899.2 million for the year-ago period. On an organic basis, selling, administrative, and research expenses increased 3.3%, or 5.9%, excluding the impact of pension settlement charges of $21.6 million in the year-ago period. Investments in growth markets drove the increase in selling and research expenses, and higher incentive plan accruals contributed to an increase in administrative expenses, exclusive of the pension settlement charges in 2009.

Amortization of intangible assets was $32.2 million and $35.6 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Restructuring expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $1.9 million for the nine months ended September 30, 2010. Restructuring expenses of $46.9 million for the nine months ended September 30, 2009 included employee severance and related costs, as well as $20.2 million of non-cash asset impairment charges associated with the planned closing of several plants as we moved to a more optimal manufacturing footprint.

Other income (expense), net changed unfavorably by $8.1 million for the nine months ended September 30, 2010 compared to the year-ago period. The most significant variation was an unfavorable change in foreign currency transaction gains and losses of $18.5 million, which was mostly attributable to the January 2010 devaluation of the Venezuelan bolivar fuerte. This variation was largely offset by the favorable variation that resulted from a $16.4 million debt extinguishment in the year-ago period.

Net interest expense, defined as the combination of interest income and interest expense, of $172.5 million for the nine months ended September 30, 2010 decreased by $13.5 million from the $186.0 million reported for the nine months ended September 30, 2009. The change was mainly a result of lower average debt levels compared to the first nine months of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The income tax provision of $100.9 million for the nine months ended September 30, 2010 was unfavorably impacted by the tax consequences of U.S. healthcare reform legislation that was enacted in March 2010. The resulting one-time write-off of previously accrued tax benefits associated with the subsidy for postretirement prescription drug benefits increased our tax provision by $2.6 million. In addition, the Venezuelan government devalued its currency, which resulted in a foreign exchange loss from remeasurement of the balance sheet accounts of our Venezuelan subsidiary. The loss produced relatively small tax benefits, which when compared to the 35% U.S. federal rate resulted in an additional $2.1 million increase to the tax provision. The effective tax rate of 41.2% was also unfavorably impacted by increased earnings subjected to a relatively high U.S. tax rate. Foreign tax disputes and law changes enacted in 2010 also increased the effective tax rate. In addition, the tax provision varies from the U.S. federal statutory income tax rate of 35% due to U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

Our effective income tax rate was 56.0% on $61.1 million of earnings before income taxes for the nine months ended September 30, 2009. The income tax provision for the nine months ended September 30, 2009 was unfavorably impacted by the recognition of valuation allowances that offset some of the tax benefits that were created due to losses incurred in the period. Restructuring expenses, primarily in Europe, were a significant cause of the losses. The effective income tax rate was also impacted by foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expenses and other permanent differences.

See Note 9 to the condensed consolidated financial statements, included in Part I, Item 1, for an analysis of the differences between the U.S. statutory federal tax rate and the effective income tax rate.

Net earnings attributable to noncontrolling interests of $3.1 million for the nine months ended September 30, 2010 was $1.8 million lower than the $4.9 million reported in the year-ago period, mainly as the result of a decrease in earnings from our subsidiary in Saudi Arabia and our Nalco Mobotec air protection business.

Results of Operations – Segment Reporting

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

Net sales by reportable segment for the three months ended September 30, 2010 and September 30, 2009 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2010	September 30, 2009	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$471.3	$425.6	10.7%	(0.5)%	1.6%	9.6%
Paper Services	194.4	175.7	10.6%	(0.3)%	—	10.9%
Energy Services	422.6	355.7	18.8%	0.6%	0.6%	17.6%

Net sales	$1,088.3	$957.0	13.7%	—	0.9%	12.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Water Services reported sales of $471.3 million for the quarter ended September 30, 2010, a 10.7% increase from the $425.6 million for the year-ago period. Organic sales growth was 9.6%, as the primary metals, mining, chemicals and power businesses reported double-digit organic growth. Regionally, Asia/Pacific led with an organic sales increase of 12.7%. Latin America, North America, and the Europe, Africa and Middle East regions also contributed significantly to the overall organic sales improvement, with increases of 12.0%, 10.6%, and 5.7%, respectively. Sales derived from business acquisitions were mainly attributable to the acquisition of Nalco Africa in January 2010.

Paper Services reported sales of $194.4 million for the three months ended September 30, 2010, a 10.6% improvement from the $175.7 million reported for the third quarter 2009. Organic sales grew 10.9%, with increases in every region but Latin America, which was flat. Organic sales grew 21.4%, 11.7%, and 6.0% in Asia/Pacific, North America, and the Europe, Africa and Middle East region, respectively.

Energy Services reported sales of $422.6 million for the three months ended September 30, 2010, an 18.8% increase from the $355.7 million for the quarter ended September 30, 2009. Slightly less than one-third of the 17.6% organic growth in sales was attributable to sales of dispersant product used by U.S. government agencies and BP in responding to the Gulf oil spill. Regionally, organic growth in North America was 24.3% including the dispersant sales and 14.8% excluding those sales. The Europe, Africa and Middle East region, Latin America, and Asia/Pacific reported organic increases of 12.4%, 9.2%, and 3.8%, respectively.

Direct contribution by reportable segment for the three months ended September 30, 2010 and September 30, 2009 may be compared as follows:

	Three Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2010	September 30, 2009	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$94.8	$96.6	(1.9)%	(1.0)%	(0.6)%	(0.3)%
Paper Services	32.9	34.5	(4.6)%	—	—	(4.6)%
Energy Services	98.5	82.2	19.8%	0.8%	0.4%	18.6%

Direct contribution of Water Services was $94.8 million for the three months ended September 30, 2010, a 1.9% decline from the $96.6 million reported for the three months ended September 30, 2009. Movements in foreign currency translation rates reduced direct contribution 1.0%, while increases in material costs and operating expenses contributed to the slight organic decrease of 0.3%. Direct contribution as a percent of sales was 20.1% for the third quarter 2010 compared to 22.7% for the year-ago period.

Paper Services reported direct contribution of $32.9 million for the three months ended September 30, 2010, a 4.6% decline from the direct contribution of $34.5 million reported for the third quarter 2009. All of the change from the prior period was organic and the benefit of higher sales volumes could not offset the impact of unfavorable product mix and material cost increases. As a percent of sales, third quarter 2010 direct contribution decreased to 16.9% from the 19.6% reported for the year-ago period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Energy Services reported direct contribution of $98.5 million for the three months ended September 30, 2010, compared to $82.2 million for the year-ago period, an increase of 19.8%. Organically, direct contribution grew by 18.6%, outpacing its organic sales increase, as the impact of favorable product mix and productivity savings exceeded the impact of higher operating expenses to grow the business.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net sales by reportable segment for the nine months ended September 30, 2010 and September 30, 2009 may be compared as follows:

	Nine Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2010	September 30, 2009	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$1,320.3	$1,191.8	10.8%	2.5%	1.7%	6.6%
Paper Services	554.3	498.0	11.3%	2.0%	—	9.3%
Energy Services	1,256.9	1,048.7	19.9%	2.3%	—	17.6%

Net sales	$3,131.5	$2,738.5	14.4%	2.4%	0.7%	11.3%

Water Services reported sales of $1,320.3 million for the nine months ended September 30, 2010, a 10.8% increase from the $1,191.8 million for the year-ago period. Organic sales growth was 6.6%, as the mining, primary metals, manufacturing and chemicals businesses reported solid sales increases. Latin America, Asia/Pacific and the Europe, Africa and Middle East regions contributed strong organic sales increases of 13.5%, 10.6%, and 6.3%, respectively, while North America organic sales improved by 3.4%. Sales derived from business acquisitions were mainly attributable to the acquisition of Nalco Africa in January 2010.

Paper Services reported sales of $554.3 million for the nine months ended September 30, 2010, an 11.3% improvement from the $498.0 million reported for the first nine months of 2009. Organic sales grew 9.3%, with increases in every region, but for Latin America, which was flat. Organic sales grew 21.3% and 10.3% in Asia/Pacific and North America, respectively, while the Europe, Africa and Middle East region grew a marginal 2.4%.

Energy Services reported sales of $1,256.9 million for the nine months ended September 30, 2010, a 19.9% increase from the $1,048.7 million for the year-ago period. Organic sales grew a significant 17.6%, with slightly less than half of the improvement attributable to dispersant product sales due to the Gulf oil spill. Excluding sales of dispersant products, Energy Services sales were up 9.2% organically, as strong growth was reported by our oil field and Adomite drilling-support business. Organic sales growth was 23.6% in North America, including sales of dispersant products, 11.6% in the Europe, Africa and Middle East region, 7.6% in Asia/Pacific, and 8.0% in Latin America. Excluding sales of dispersant products, organic growth in North America was 9.0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Direct contribution by reportable segment for the nine months ended September 30, 2010 and September 30, 2009 may be compared as follows:

	Nine Months Ended			Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2010	September 30, 2009	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$258.8	$221.6	16.8%	2.4%	(0.6)%	15.0%
Paper Services	91.7	79.9	14.8%	2.8%	—	12.0%
Energy Services	303.3	234.6	29.3%	2.7%	(0.5)%	27.1%

Direct contribution of Water Services was $258.8 million for the nine months ended September 30, 2010, a 16.8% increase from the $221.6 million reported for the nine months ended September 30, 2009. Organically, direct contribution grew 15.0%, and direct contribution as a percent of sales improved to 19.6% from the year-ago 18.6% due to organic sales growth and productivity gains.

Paper Services reported direct contribution of $91.7 million for the nine months ended September 30, 2010, a 14.8% improvement from the direct contribution of $79.9 million reported for the year-ago period. Organically, direct contribution grew 12.0%, driven by a solid increase in sales and productivity gains. As a percent of sales, direct contribution increased to 16.5% from the 16.0% reported for the year-ago period.

Energy Services reported direct contribution of $303.3 million for the nine months ended September 30, 2010, compared to $234.6 million for the year-ago period, an increase of 29.3%. Organically, direct contribution grew by 27.1%, with the strong organic sales increase and productivity savings driving the improvement.

Liquidity and Capital Resources

Operating activities. Historically, our main source of liquidity has been our cash flow generated by operating activities. For the nine months ended September 30, 2010, cash provided by operating activities was $215.7 million, a decrease of $234.4 million from the $450.1 million for the same period last year. The change was mostly the result of uses of working capital for growth in the first nine months of 2010, while significant reductions in accounts receivable and inventories were a source of cash in the year-ago period.

Investing activities. Cash used for investing activities was $133.4 million for the nine months ended September 30, 2010, which was mainly attributable to net property additions of $101.4 million and business acquisitions of $33.6 million.

Cash used for investing activities was $95.8 million for the nine months ended September 30, 2009, which was mostly the result of business acquisitions of $23.7 million and net property additions of $70.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financing activities. A net decrease in borrowings of $3.1 million, combined with cash dividends of $14.5 million, accounted for most of the $22.9 million of net cash used for financing activities for the nine months ended September 30, 2010.

Net cash used for financing activities totaled $181.8 million during the nine months ended September 30, 2009. As a result of a debt refinancing, we paid $53.9 million of costs to obtain the new debt and a $9.2 million redemption premium to redeem $475.0 million of senior notes due 2011. A net decrease in borrowings of $99.9 million and cash dividends of $14.5 million were the other significant cash outflows during the period.

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

Senior secured credit facilities. As part of a series of refinancing transactions in May 2009, Nalco Company, an indirect subsidiary of Nalco Holding Company, entered into new senior secured credit facilities consisting of a revolving credit facility expiring in May 2014 and a $750.0 million term loan B facility maturing in May 2016. The revolving credit facility provides for borrowings of up to $250.0 million and replaced the former $250.0 million revolving credit facility that would have otherwise expired in November 2009. The U.S. dollar equivalent of $150.0 million under the revolving credit facility can be used, subject to certain collateral obligations, for borrowings by Nalco Company and certain non-U.S. subsidiaries in euros, pounds sterling and other currencies to be agreed. At September 30, 2010, we had $232.3 million of borrowing capacity available under our revolving credit facility, which reflects no outstanding borrowings and reduced availability as a result of $17.7 million in outstanding letters of credit.

The terms of the senior secured credit facilities allowed us to make future additional term loan borrowings of up to $250.0 million on terms to be agreed with future lenders. In November 2009, the senior secured credit facilities were amended to increase the amount of future additional term loan borrowings from $250.0 million to $550.0 million. The senior secured credit facilities were further amended in May 2010 to increase the aggregate principal amount of additional term loan borrowings from $550.0 million to an amount that would not cause the secured leverage ratio of Nalco Holdings LLC (the direct parent company of Nalco Company) and its subsidiaries on a consolidated basis to exceed 2.00 to 1.00.

In December 2009, Nalco Company entered into a Joinder Agreement to the senior secured credit facilities that provided for a $300.0 million term loan C, which was borrowed at a discount of $27.0 million and matures in May 2016.

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

At September 30, 2010, the outstanding balance of the term loan B facility was $740.6 million and the outstanding balance of the term loan C facility was $274.1 million, net of an unamortized discount of $23.6 million. As part of a refinancing transaction described below, the outstanding balance of the term loan B facility was repaid in October 2010.

On October 5, 2010, we entered into two Joinder Agreements to the 2009 senior secured credit facilities. One of the Joinder Agreements provided for an additional $650.0 million term loan B facility maturing in October 2017, and the other Joinder Agreement provided for a $100.0 million addition to the existing term loan C that matures in May 2016. We borrowed the full amount of these term loans on October 5, 2010, net of an original issue discount equal to 0.5% and 4.5% for the term loan B facility and the additional term loan C facility, respectively. The net proceeds of these borrowings were used to repay the term loan B that had been borrowed in May 2009 and that was to mature in May 2016.

The new $650.0 million term loan B bears interest at a floating base rate plus a credit-rating-based margin of 2.75% or 3.00% with respect to LIBOR borrowings and 3.75% or 4.00% with respect to base rate borrowings. It also provides for a LIBOR minimum of 1.50%. The $100.0 million addition to term loan C bears interest at a floating base rate plus a margin of 1.75% with respect to LIBOR borrowings and a margin of 2.75% with respect to base rate borrowings.

Term loan B and term loan C are subject to amortization at 1% of the original principal amount per annum, payable quarterly. The remaining principal amounts of term loan B and term loan C are due on October 5, 2017 and May 13, 2016, respectively.

The senior secured credit facilities are unconditionally guaranteed by Nalco Company, Nalco Holdings LLC, and certain domestic subsidiaries of Nalco Holdings LLC. The repayment of these facilities is secured by substantially all the assets of Nalco Company and the guarantors, including, but not limited to, a pledge of their capital stock and 65% of the capital stock of each non-U.S. subsidiary owned by the guarantors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2003 senior credit facilities. Our senior credit facilities that were entered into in November 2003 initially included a revolving credit facility expiring in November 2009, a $300.0 million term loan A facility (including an €88.0 million tranche) maturing in November 2009 and a $1,300.0 million term loan B facility maturing in November 2010. At December 31, 2009, the outstanding balance of term loan B was $167.0 million, which was fully repaid during the nine months ended September 30, 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Covenants. The senior secured credit facilities, the senior notes, the senior subordinated notes, and the senior discount notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends and distributions or repurchase certain capital stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business; and enter into hedging agreements. In addition, we must maintain financial covenants, including a maximum total leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditure limitation. The senior secured credit facilities and the senior notes also include a maximum total leverage ratio. We were in compliance with all covenants at September 30, 2010.

Local lines of credit. Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of September 30, 2010, the aggregate outstanding balance under these local lines of credit was approximately $91.0 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior secured credit facilities.

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

Availability of funding under the receivables facility in a given month depends primarily upon the outstanding trade accounts receivable balance at the end of the previous month. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Of the $143.3 million available for borrowing based on the amount of receivables eligible for financing as of August 31, 2010, we had $126.0 million of outstanding borrowings at September 30, 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended September 30, 2010 (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “ believes,” “forecasts,” or future or conditional verbs, such as “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

There were no changes in our internal controls over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

MATTERS RELATED TO DEEPWATER INCIDENT RESPONSE

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP, plc, sank in the Gulf of Mexico after a catastrophic explosion and fire that began on April 20, 2010. A massive oil spill resulted. Approximately one week following the incident, subsidiaries of BP, plc, under the authorization of the responding federal agencies, formally requested Nalco Company, an indirect subsidiary of Nalco Holding Company, to supply large quantities of COREXIT 9500, a Nalco oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule. Nalco Company responded immediately by providing available COREXIT and increasing production to supply the product to BP’s subsidiaries for use, as authorized and directed by agencies of the federal government. Prior to the incident, Nalco Holding Company and its subsidiaries had not provided products or services or otherwise had any involvement with the Deepwater Horizon platform. On July 15, 2010, BP announced that it had capped the leaking well, and the application of dispersants by the responding parties ceased shortly thereafter.

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

The use of dispersants by the responding parties has been one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. We have encouraged ongoing monitoring and review of COREXIT and other dispersants and have cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company has been named in twelve lawsuits as described below.

Putative Class Action Litigation

In June, July and August 2010, Nalco Company was named, along with other unaffiliated defendants, in six putative class action complaints filed in either the United States District Court for the Eastern District of Louisiana (Parker et al. v. Nalco Company et al., Civil Action No. 2:10-cv-01749-CJB-SS; Harris, et al. v. BP, plc, et al., Civil Action No. 2:10-cv-02078-CJB-SS;), the United States District Court for the Southern District of Alabama, Southern Division (Lavigne, et al. v. BP, plc, et al., Civil Action No. 1:10-cv-00222-KD-C; Wright, et al. v. BP, plc, et al., Civil Action No. 1:10-cv-00397-B) or the United States District Court for the Northern District of Florida, Pensacola Division (Walsh, et al. v. BP, plc, et al., Civil Action No. 3:10-cv-00143-RV-MD; Petitjean, et al. v. BP, plc, et al., Civil Action No. 3:10-cv-00316-RS-EMT) on behalf of various potential classes of persons who live and work in or derive income from the Coastal Zone. The Parker case has since been voluntarily dismissed. Each of these remaining actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in each of these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

Item 1. Legal Proceedings (continued)

Other Related Claims

In July, August and September 2010, Nalco Company was also named, along with other unaffiliated defendants, in six complaints filed by individuals in either the United States District Court for the Eastern District of Louisiana (Ezell v. BP, plc, et al., Civil Action No. 2:10-cv-01920-KDE-JCW), the United States District Court for the Southern District of Alabama, Southern Division (Monroe v. BP, plc, et al., Civil Action No. 1:10-cv-00472- M; Hill v. BP, plc, et al., Civil Action No. 1:10-cv-00471-CG-N; Hudley v. BP, plc, et al., Case No 10-cv-00532-N), the United States District Court for the Northern District of Florida, Tallahassee Division (Capt Ander, Inc. v. BP, plc, et al., Civil Action No. 4:10-cv-00364-RH-WCS) or the United States District Court for the Southern District of Mississippi, Southern Division (Trehern v. BP, plc, et al., Civil Action No. 1:10-cv-00432-HSO-JMR). The complaints generally allege, among other things, negligence and injury resulting from the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaints seek, among other things, unspecified compensatory and punitive damages, and attorneys’ fees and costs.

Five of the cases pending against Nalco Company have been administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.). The remaining six cases pending against Nalco Company are also expected to be transferred to these multidistrict litigation proceedings. Nalco has not yet been served in Harris, et al. v. BP plc, et al. or in Petitjean, et al. v. BP, plc, et al.

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

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP, plc, sank in the Gulf of Mexico after a catastrophic explosion and fire that began on April 20, 2010. A massive oil spill resulted. Approximately one week following the incident, subsidiaries of BP, plc, under the authorization of the responding federal agencies, formally requested our indirect subsidiary, Nalco Company, to supply large quantities of COREXIT 9500, a Nalco oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule. Nalco Company responded immediately by providing available COREXIT and increasing production to supply the product to BP’s subsidiaries for use, as authorized and directed by agencies of the federal government. Prior to the incident, Nalco Holding Company and its subsidiaries had not provided products or services or otherwise had any involvement with the Deepwater Horizon platform. On July 15, 2010, BP announced that it had capped the leaking well, and the application of dispersants by the responding parties ceased shortly thereafter.

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

The use of dispersants by the responding parties has been one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. We have encouraged ongoing monitoring and review of COREXIT and other dispersants and have cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company is a defendant in eleven lawsuits as described below.

Nalco Company is a defendant in five putative class action lawsuits relating to the use of our COREXIT dispersant in the Gulf of Mexico in response to the Deepwater Horizon oil spill. The actions, as currently pleaded, allege several causes of action, including negligence and gross negligence. The plaintiffs in these actions seek, among other things, compensatory and punitive damages, and attorneys’ fees and costs. In addition, Nalco Company is a defendant in six civil actions brought by individual plaintiffs that contain factual allegations substantially similar to the putative class action lawsuits against Nalco Company, with the addition of claims of nuisance, trespass, battery, and strict liability for the physical injuries and property damage allegedly sustained by the plaintiffs. The plaintiffs in those actions seek, among other things, compensatory and punitive damages, and attorneys’ fees and costs.

Item 1A. Risk Factors (continued)

Nalco has been served in all but two of the eleven actions. We cannot predict the outcome of these lawsuits, the involvement we might have in these matters in the future or the potential for future litigation. Similar lawsuits may also be filed or the current lawsuits amended, in which event we will provide information in our periodic reports to the Securities and Exchange Commission.

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

Dated: October 27, 2010