Form 10-K
period 2010-12-31
Nalco Holding CO
filed 2011-02-25
CIK 1298341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                      ..

Commission File No. 001-32342

NALCO HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	16-1701300
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number )

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

Large accelerated filer    ☒            Accelerated filer    ☐            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 was $2,786,068,563.

As of January 31, 2011, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 138,625,411 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement (the “Proxy Statement”) for the annual meeting of shareholders to be held April 29, 2011 are incorporated by reference into Part III.

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

All references in this report to “Nalco, ” the “Company,” “we,” “our,” and “us” mean, unless the context indicates otherwise, (1) Nalco Holding Company and its subsidiaries and affiliates on a consolidated basis, (2) the Predecessor, and (3) the Successor. In addition, when the context so requires, we use the term “Predecessor” to refer to the historical operations of the Predecessor prior to the Acquisition and “Successor” to refer to our historical operations following the Acquisition.

3D TRASAR®, ADOMITE®, BrightWater®, Clean n Cor®, Essential Expertise for Water, Energy and AirSM, EXTRA WHITE™, Nalco 360™, OxiPRO™, PARETO™, PORTA-FEED®, RO TRASAR®, SMART Solutions®, SULFA-CHECK®, SurFlo Certified®, TIORCO®, TRASAR®, ULTIMER®, UltraTreat®, VALUELINE®, VANTAGE®, and certain other products and services named in this document are our registered trademarks and service marks.

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

Through our sales, service, research and marketing teams of more than 7,000 technically trained professionals, we serve nearly 50,000 customer locations in a broad range of end markets, including aerospace, chemical, pharmaceutical, petroleum, steel, power, food and beverage, medium and light manufacturing, and pulp and papermaking industries as well as institutions such as hospitals, universities and hotels. We focus on providing our customers with sustainable, technologically advanced, engineered solutions and services.

We have an established global presence with more than 12,400 employees working in more than 150 countries, supported by a comprehensive network of manufacturing facilities, sales offices and research centers. This global presence provides a competitive advantage by enabling us to offer a high level of service to our local, regional and multinational customers.

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

Diverse Customers and Industries Served.    We provide products and services to nearly 50,000 customer locations around the world, a reduced number from just a few years ago in part due to the impact of the recent economic recession on customer facility closures, but largely due to Nalco actions to turn over or sell large numbers of low-dollar accounts to distributors, agents or other channels to market.

In 2010, no single customer accounted for more than 5% of our net sales. Our business is also diversified geographically. In 2010, 49% of our net sales were to customer destinations in North America, 24% in Europe, Africa and the Middle East, 10% in Latin America and 17% in the Asia/Pacific region. We believe this diversification helps to lessen the impact of volatility from any one customer, industry or geographic area.

Global Reach.    We have a direct sales and marketing presence in more than 150 countries across six continents. This enables us to provide a high level of service to local, regional and multinational customers. We believe our global presence offers us a competitive advantage to meet the global needs of our multinational customers, which are increasingly seeking single-source suppliers. This positions us to extend our reach to higher growth markets. Our geographic diversity also mitigates the potential impact of volatility in any individual country or region. In 2010, we derived approximately $2,380 million or 56% of our net sales, from customer destinations outside the United States.

World Class Sales Team.    Through the expertise of our more than 7,000 sales engineers and service technicians, we provide our customers with relevant industry knowledge and experience in order to solve technically challenging and dynamic problems. Our team of experts has significant experience, with more than 40% of our approximately 2,500-person North American sales team having more than 10 years of service with our Company. We believe this contributes significantly to the number and strength of relationships with our customers. We also invest heavily in recruiting and continuously training our sales professionals. For example, new hires spend more than half of their first year on training. Sales and marketing expense was $958.2 million, $875.6 million, and $969.7 million for the years 2010, 2009 and 2008, respectively. Of those amounts, approximately 90% represented the cost of our sales force and related expenses during these time periods.

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

Deep Management Team.    Our senior management team consists of professionals with significant experience within our Company and the water treatment and industrial process improvement industry. J. Erik Fyrwald, a veteran of 28 years with E.I. du Pont de Nemours and Company, most recently as

Group Vice President of its Agriculture and Nutrition Division, joined Nalco in 2008 as our Chairman, President and Chief Executive Officer. Kathryn A. Mikells, former Chief Financial Officer of UAL Corporation, is our Executive Vice President and Chief Financial Officer. Our Energy Services and European divisions are led by Steve M. Taylor and David Johnson, respectively, both long-time Nalco veterans. Additionally, established industry veterans who joined the Company in 2008, David E. Flitman and Eric G. Melin, lead our Water and Process Services and Asia/Pacific divisions, respectively.

Our Business Strategy

We have established a recently modified six-part business strategy designed to focus internal resources on the issues and opportunities with the greatest opportunity to improve our performance for many years to come.

1.    Improve Safety.

Given our exposure to critical processes through a wide range of industrial applications, we put a strong focus on our ability to ensure that we maintain the safety of our customers and our employees. In 2010, Nalco’s Total Recordable Incident Rate remained at top quartile levels, recording 0.57 incidents per 100 workers. We made significant gains in reducing our total and severe vehicle accident rates by 30% and 20%, respectively. Improving our safety performance remains a critical objective of senior management.

2.    Generate Focused, Profitable Growth.

We have historically experienced sales growth in excess of industrial production growth in our core markets. We are now pursuing a strategy designed to double our sales growth rate to a 6% to 8% range as a run rate by the end of 2011 from a historic growth rate of 3% to 4% that was calculated as excluding price increases designed to only offset higher raw material costs. The key elements of our sales growth strategy are:

•

Pursue High-Growth Geographies.    We intend to continue to focus on high-growth markets and segments, implementing a “BRIC+” strategy that prioritizes resources — particularly hiring and training sales engineers — to areas with the greatest growth potential. Over the long term, we believe Brazil, Russia, India and China are among the countries offering the highest growth potential. Modernization in those markets is expected to drive water treatment growth at a rate faster than industrial production. China, India and Brazil were our top growth priorities in 2010, and we added 450 employees in those countries last year. The “+” part of the BRIC+ strategy is focused on markets with emerging or expanding oil and gas production, refining and petrochemical operations, including the Caspian, Middle East and West Africa. During 2009, Steve Taylor, President of Energy Services, relocated to Dubai to help drive success in these regions.

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

•

Pursue High-Growth Industry Segments.    While we have shown the ability to exceed market growth rates even in many mature markets through innovative technology and advanced engineering, monitoring and control services, we believe that selecting the right industries on which to focus resources helps us exceed underlying market growth rates. In the late 1990s, we decided to disproportionately invest in research, development and training resources to support fast growth in the deepwater oil production industry. As a result, we continue to exceed our average market share in our overall Energy Services business capture in deepwater and ultradeepwater (“UDW”) sectors. In addition to substantial investments in internally developed technology, we continue to pursue technology ventures and acquisitions that expand the expertise we can bring to customers in growing segments. Examples include Data Mobility Systems, which expands our engineered modeling capabilities to optimize performance of various customer processes and Veranum Tempus Engenharia which broadens our indoor climate control capabilities. We are building on our TIORCO enhanced oil recovery (“EOR”) offering with the 2010 purchase of Fabrication Technologies, Inc., which makes EOR mixing and injection equipment. Also in 2010, we acquired Res-Kem Inc. and its affiliate General Water, serving the Northeastern region of the United States. Combined with our previous acquisition of Crossbow Water in the Midwestern United States, we are growing our specialty equipment and pre-treatment services capability. We have also tightened our focus by divesting non-core assets by selling our marine chemicals and personal care ingredients businesses.

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

3.    Increase Sales Time.

With more than 7,000 sales engineers and services technicians spread around the world, we must be vigilant in ensuring that our sales teams spend as much of their time as possible in front of customers identifying new performance improvement opportunities, creating solutions and selling new business. During 2009, we launched a Commercial Excellence project designed to free up sales engineers to focus on the best service and sales initiatives — in large part by reducing the amount of time spent on administrative tasks and in non-value-added travel. We finished implementation of this project in North America and started implementations in certain other countries during 2010 with the goal of full implementation globally by 2011. Data suggests in areas where it has been implemented for more than 6 months, sales time has increased significantly, resulting in new account production, which is one of the drivers of our top line growth in 2010.

4.    Continue to Reduce Costs.

Our ongoing comprehensive cost productivity plan yielded savings in 2010 of $122 million, surpassing our annual target of $100 million in savings for the second consecutive year. Through work process redesign and other cost control initiatives, we achieved average annual savings of $97 million over the past five years. We expect our cost reduction plan to achieve sustainable efficiencies using our Nalco Seven Steps process improvement methodology and the best of several other productivity improvement approaches. Our productivity improvement programs include focus on individual spending accountability, team- or department-based efficiency improvements, and mid-sized and larger transformational process improvements. All of these efforts target greater efficiencies in our sales, marketing, service, supply chain and corporate functions globally. We pay particular attention to ensuring that internal efficiency efforts are developed with a clear focus on improving customer service levels.

5.    Generate Cash Flow.

In 2011, we expect to spend approximately $200 million on capital expenditures to expand manufacturing capabilities, primarily in BRIC+ countries, and as we increase investment in customer automation and other high-value specialty equipment. In 2009 and 2010, net capital expenditures were $102.2 million and $156.3 million, respectively. Working capital management remains a source of opportunity for our Company. In 2010, we reduced inventory approximately 2.5 days, building on solid gains in 2009. During the year ended December 31, 2010, we used cash flow from operations of $347.2 million for capital expenditures, business acquisitions, common stock dividends and debt payments.

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

Our Segments and Offerings

	Water Services	Paper Services	Energy Services

Market	$6.4 billion global market (1)(2)	$6.7 billion global market (1)	$5.6 billion global market (1)
Positions	#1 Market Position	#3 Market Position	#1 Market Position

Market Share (3)	20%	11%	30% (4)

2010 Net Sales	$1,810 million	$755 million	$1,686 million

Representative Markets	Food, Beverage Buildings, Hotels, Hospitals Chemicals, Pharmaceuticals Manufacturing, Metals, Power Utilities, Mining	Fine Paper Uncoated Free Sheet Coated Free Sheet Newsprint Tissue and Towel Containerboard	Well Stimulation & Completion Enhanced Oil Recovery Production Refining Petrochemical Fuel Additives

(1)	Approximate market size based on internal estimates and industry publications and surveys. See discussion below.

(2)	Represents the water treatment and services markets, which accounted for approximately 69% of our Water Services segment’s net sales in 2010.

(3)	Market share calculations include end-market allocations from an all-inclusive Emerging Market business unit within Water Services.

(4)	Excluding one-time sales of dispersant products in 2010, market share is 29%.

Detailed results by Segment are available in Note 19 to our Consolidated Financial Statements.

During 2010 and early 2011, we took a fresh, detailed look at our market shares and sizes in the Water Services, Paper Services and Energy Services market spaces. Using data produced by various external sources, in addition to internal estimates based on detailed market information we maintain for heavier industry markets, we re-set baseline sizes for the latest years for which extensive data is available — generally 2007 and 2008 — and then used external sources and internal estimates to establish 2010 market-size views based on public market growth information and management estimates. Individual competitor sales were identified from actual data, when available, and used to test our market size and share definitions. However, many competitors are private companies or small components within much larger organizations. In these cases, our estimates of relevant competitive market sales are based on financial analyst perspectives, when available, comments gleaned from competitor materials and presentations, and our own estimates of competitor sales.

Compared to the global market sizes reported in our 2009 Annual Report on Form 10-K, we now believe that our relevant 2009 market sizes were as follows: Water Services market estimated at $0.5 billion smaller, Paper Services estimated at $1.1 billion smaller, and Energy Services market estimated at $0.8 billion larger, As a result, our revised market size views for 2009 are Water Services at $6.0 billion, Paper Services at $6.2 billion, and Energy Services at $5.1 billion.

Some of the increased size in the Energy Services market represents a shift of a portion of the Water Services market to Energy Services, as we believe we underestimated how much of the Water Services market size should have been moved to Energy Services when we moved a substantial portion of chemical customer business into Energy Services in early 2008. Much of the remaining increase in our Energy Services market size is due to having a broader product offering and market opportunity that we are pursuing today than when our market size estimates were first established prior to the 2003 Acquisition. In addition, we increased our market size view based on data we have gathered on competitor businesses that suggests a few of our competitors have larger sales in our revised relevant market than what we had previously believed.

In Water Services, our downward revision in market size view is attributed to the movement of more water business to the Energy Services space, recognition that some of the application sales in ion exchange and organic polymer businesses are targeted at municipal markets, and revisions based on changes in both external and internal estimates. Our Water Services market size (and the sales used to calculate share) only include water offerings such as boiler water, cooling water, raw water pre-treatment and wastewater treatment. Not included in either the market size or sales used to calculate share are offerings such as mining process applications, colloidal technologies and a personal care products business that was sold in January 2011. In 2010, we estimate that the industrial Water Services market grew to $6.4 billion, as rapid market size growth in the BRIC+ countries was partially offset by very slow growth in dollar terms in developed country markets — particularly Western Europe.

In Paper Services, the shrinkage in our view of our relevant market size is driven by several items, most notably by the deletion from our relevant market space some applications that we see as commodity and are not pursuing. In addition, we believe, and external data has suggested, that we have overestimated growth in the Paper Services market in recent years and may have underestimated the extent to which we were gaining market share. Two large components of the Paper Services market, sizing and dry strength additives, comprise more than 40% of our defined Paper Services market space, but only a small portion of our sales. We include these components in our market size definition because we see growth opportunity in these markets.

The global water market in total is estimated to be as much as $500 billion, of which the total industrial water space is estimated by some third parties to exceed $100 billion. These total market estimates include commodity chemicals, commodity equipment, routine operating services and other applications that are not an interest for Nalco, but also include some more specialized water treatment applications in which Nalco is today playing a very small role. We do not yet have enough data to further segment and size our position in these additional specialty industrial water applications, but believe these shares to be small. The full industrial water space also includes water-related process applications in which we believe we have good share positions, such as mining and other process water spaces that are not covered in the Water Services, Paper Services and Energy Services markets as defined above.

During 2011, we will continue to identify methods of providing greater clarity on our market sizes and shares. Across the combination of our three reportable segments, we estimate our market share at just less than 20%. We believe that the Petrolite business of Baker Hughes is our largest competitor with sales at less than 9% of the combined Water, Energy and Paper Services markets, with Ashland Hercules, BASF, Champion and GE Water as the next largest competitors. We also believe that the share of the total market held by small regional and local competitors has continued to fall, as we and our largest competitors make acquisitions and as technological advances have allowed our largest competitors and us to capture share.

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

Our offerings are organized according to the markets we serve so we can address the unique drivers faced by each segment. Innovative treatment of boiler water, cooling water, influent, and wastewater, along with practical solutions for process improvements and pollutant control, allow our customers to capture benefits from our programs. Typically, these benefits are measured with a return on investment calculation that incorporates reductions in total costs of operation, capital expenditure avoidance and improvements in our customers’ product pricing. We serve customers in the aerospace, chemical, pharmaceutical, mining and primary metals, power, food and beverage, medium and light manufacturing and pulp and papermaking industries as well as institutional clients such as hospitals, universities, commercial buildings and hotels. Our Paper segment offers a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including graphic grades, board and packaging, and tissue and towel. We have typically served our largest customers in Water and Process Services for 15 years or longer. Our Water Services segment generated net sales of $1,809.6 million in 2010, representing 42% of net sales. Our Paper Services segment generated 2010 net sales of $755.2 million, representing 18% of our net sales.

Water Treatment Applications

Our water treatment capabilities are applied across our divisions. In the global Water Services segment, water treatment programs accounted for 69% of net sales in 2010. Water applications accounted for 17% of net sales in our Paper Services segment. In our Energy Services segment, water applications accounted for 12% in 2010. The following descriptions include water treatment applications used across all of our segments.

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

Clean Air Technologies

Nalco’s 2007 acquisition of an 87.5% interest in Mobotec USA, Inc., led to the formation of Nalco Mobotec, which provides innovative solutions to the world’s global air pollution challenges and offers practical approaches for the control of nitrogen and sulfur oxides (NOx /SOx), carbon monoxide, mercury and particulates. In 2010 Nalco increased its interest in Nalco Mobotec to 100%. Nalco Mobotec’s patented solutions can accommodate fuel flexibility, biomass conversions, or co-firing in boilers. Instead of requiring major capital equipment purchases, its engineered solutions approach optimizes current assets. In addition to air quality improvements, Nalco Mobotec’s technologies can increase combustion efficiency — saving on energy costs and reducing greenhouse gas releases.

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

We integrate the entire papermaking process through mechanical, operational and chemical means to concentrate specifically on what our customers need to succeed in their market segments and improve their overall operational efficiency. Advanced sensing, monitoring and automation combine with innovative chemistries and detailed process knowledge to provide a broad range of customer solutions.

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

Mining and Mineral Processing Applications

We provide a wide range of quality products, programs and services to help the mining and mineral processing industry improve product quality and productivity in a safe and environmentally responsible manner. Specifically, these offerings help increase recovery of the valued mineral, improve water quality for re-use or discharge to the environment, reduce contaminants in our customers’ products, increase plant throughput/utilization, reduce energy consumption, increase equipment life through scale and corrosion control and reduce or eliminate dust. The industries we serve include alumina and bauxite, coal, copper, precious metals, iron ore, aggregates, kaolin, phosphate and soda ash.

Colloidal Technologies Applications

We invented and patented a commercial process for the production of stable concentrated silica solutions in 1941. Today, we operate one of the single largest colloidal silica facilities in the world, and our broad range of colloidal silica products, other specialty colloidal particles and complementary process chemicals are used in the polishing of silicon wafers, semiconductor chips, memory disks and other electronic substrates; in the manufacture of catalyst supports, vacuum-formed shapes, high temperature refractories and specialty coatings; and in the precision investment casting of metal parts.

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

Energy Services

Our Energy Services division provides on-site, technology-driven solutions to the global drilling, oil and gas production, refining, and petrochemical industries. In addition to recovery, production and process enhancements, we deliver a full range of water treatment offerings to refineries and petrochemical plants. Our upstream process applications improve oil and gas recovery and production, extend production equipment life and decrease operating costs through services that include scale, paraffin and corrosion control, oil and water separation, and gas hydrate management solutions. Our downstream process applications increase refinery and petrochemical plant efficiency and the useful life of customer assets, while improving refined and petrochemical product quality and yields. We continue to emphasize safety and environmental leadership in our product development and implementation efforts. Our customers include nearly all of the largest publicly traded oil companies. Our 10 largest Energy Services customers in 2010 have been with us for more than 10 years, with most more than 20 years. Our Energy Services division generated 2010 net sales of $1,685.7 million, representing 40% of our net sales.

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

Oilfield Applications

Nalco’s Oilfield Chemicals business is the recognized, global leader in providing solutions to the oil and gas production sector. We have expertise in crude oil and natural gas production, pipeline gathering/transmission systems, gas processing, and heavy oil and bitumen upgrading. Our priority is to safely manage the critical challenges facing today’s oil and gas producers throughout the lifecycle of their assets. Starting with the design/CAPEX phase to asset decommission, a lifecycle approach to chemical solutions and services helps our customers minimize risk, achieve their production targets and maximize profitability.

As onshore oil reserves become increasingly difficult to recover, producers are relying more on deepwater and ultra-deepwater (“UDW”) operations for new discoveries. Nalco offers comprehensive services to support our customers’ deepwater and UDW operations worldwide. Our three-tiered approach includes an experienced project-development engineering team committed to saving our customers time and money on their CAPEX projects, dedicated research and development efforts for industry technical leadership and an extensive manufacturing certification program to ensure chemical integrity.

The Nalco Manufacturing Certification Program represents a paradigm shift in quality assurance in terms of Society of Aerospace Engineers (“SAE”) specifications and other built-in checks and balances to assure that our product reaches our customers’ umbilicals uncompromised. Our SurFlo Plus certification seal is an assurance of chemical integrity to overcome asphaltene, paraffin, corrosion, scale, hydrate and emulsion-viscosity problems.

Nalco’s Asset Integrity team uses industry-leading processes and technologies to help producers mitigate corrosion. We work with our customers to utilize state-of-the-art laboratory methods to design best-in-class chemistries like our Clean n Cor technology, and we monitor oil and gas systems to track the success of corrosion mitigation programs. We also deploy the latest molecular monitoring tools to measure and control microbiological influenced corrosion (“MIC”) and provide environmentally friendly chemistries worldwide.

Enhanced Oil Recovery

In 2008 we formed a joint venture with Stepan Company to globally market custom-engineered chemical solutions that increase production of crude oil and gas from existing fields. Operating under the TIORCO brand, the company integrates enhanced oil recovery (“EOR”) processes by leveraging TIORCO’s 30 years of experience in EOR polymer and reservoir expertise, Nalco’s extensive reach in global upstream energy markets and Stepan’s global surfactant technology and manufacturing capabilities. In July 2010, we further expanded our EOR capabilities by the acquisition of Fabrication Technologies, Inc. (“FabTech”). FabTech is a leader in custom designed facilities for the application of tertiary chemical floods (Polymer, Alkali Surfactant Polymer) and CO2 floods. FabTech also has an extensive expertise in water injection and water disposal systems. Operated with TIORCO by a single leadership team under the name of Nalco-FabTech, the company will be able to leverage Nalco water treatment expertise and allow Nalco to complete this one-stop-shop EOR solution package to exploration and production companies globally. Services include: reservoir screening, target validation, laboratory and reservoir simulation work (TIORCO), secondary flood optimization (using TIORCO polymer gels and Nalco proprietary BrightWater technology, water injection/disposal equipment optimization by Nalco-FabTech), tertiary recovery flood design and implementation (TIORCO, Nalco-FabTech), and when needed, a produced water treatment step (Nalco-FabTech, Nalco).

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

Our total systems approach to water and process enables our customers to minimize energy use on the utilities side. With advances in monitoring, chemistry and application, 3D TRASAR technology for cooling water has reduced shutdowns for customers, resulting in maximum operational efficiency. Following successful trials in 2009, the rollout of 3D TRASAR Boiler Technology began in 2010. Increased boiler system reliability, reduced total cost of operation, and significant energy and water savings are key benefits delivered by this state-of-the-art technology.

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

Water Treatment Applications

We provide total water management solutions specific to customers’ refining and chemical processing needs including boiler treatment, cooling water treatment and wastewater treatment. See “ — Water and Process Services — Water Treatment Applications.”

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

Eco-Efficiency Services

Nalco’s Eco-Efficiency Services deliver impactful, step-change improvements in our customers’ operations. We combined our knowledge of industrial best practices with a proprietary approach to identify and implement improvements to effectively achieve customer objectives around water use optimizations, energy efficiency (water, utility, and process areas), waste minimization and beneficial disposition, and greenhouse gas reduction. Through our total systems approach, we effectively identify and implement creative solutions to address our customers’ most pressing needs through a detailed opportunity assessment, improvement plan development, and effective solution implementation.

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

Joint Ventures

During our history, we have entered into general partnerships or joint ventures for limited scope business opportunities. We have a joint venture with Siemens Water Technologies Inc., Treated Water Outsourcing, to pursue process water treatment outsourcing projects and to supply standard water treatment equipment packages with our chemicals and service offerings. In June 2004, we entered into a joint venture with Katayama Chemical, Inc., or KCI, for the marketing and sale of our water treatment and process chemicals in Japan. KCI is a leading participant in these markets in Japan and the venture permits the combination of our broad product portfolio with KCI’s strong market presence. This joint venture does not include manufacturing, research and administrative resources, which are provided to the joint venture by the parents. In 2008 we formed a joint venture with Stepan Company operating under the TIORCO brand to globally market custom-engineered chemical solutions for increased production of crude oil and gas from existing fields. The joint venture is equally owned and controlled by Nalco and Stepan. The two partners will capture most of the value generation directly. Additionally, we maintain longstanding partnerships in Saudi Arabia, relating to base-water treatment, and in Spain, relating to oil-free emulsion polymers. In January of 2010 we formed a new joint venture in South Africa with a subsidiary of Protea Chemicals. The new joint venture is called Nalco Africa (Pty) Limited. It was formed to better enable the sale of Nalco technologies, products, and services into South Africa and other Sub-Saharan countries and accelerate our growth on the African continent.

We will continue to evaluate the potential for partnerships and joint ventures that can assist us in increasing our geographic, technological and product reach. For example, we continue to evaluate partnerships that will expand our ability to offer our customers more fully integrated solutions and that will permit us a more significant local identity in certain Asian countries.

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

Research and Development

We benefit from a high quality research and development effort consisting of more than 600 personnel worldwide, more than 330 of whom have Ph.D.s, dedicated to developing new technology and providing support. Our laboratories, which are located in the United States, the Netherlands, India, China, Brazil and Singapore, are involved in the research and development of chemical products and in providing technical support, including chemical analyses of water and process samples. Research and development spending was $80.4 million, $74.4 million and $73.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. In recent years, we have received numerous research and development awards, including a United States Presidential Green Chemistry Achievement Award in 2008 for our 3D TRASAR technology for cooling water.

We believe that continued research and development activities are critical to maintaining our leadership position within the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Intellectual Property

We own or have licenses to use a large number of patents relating to a large number of products and processes. We currently have nearly 500 patents in the United States and more than 1,800 worldwide with durations ranging from less than one year to 20 years. The average remaining duration is approximately 10 years. We also have nearly 300 registered U.S. trademarks covering our products. Our rights under such patents and licenses and trademarks are of significant importance in the operation of the business. Patents related to our TRASAR and 3D TRASAR technology and trademarks related to Nalco Company, 3D TRASAR and BrightWater are considered material to our business. U.S. and foreign patents protect aspects of our key TRASAR and 3D TRASAR technology until at least 2024. The Nalco Company, 3D TRASAR and BrightWater trademarks are registered or applied for in all of our key markets, and we anticipate maintaining them indefinitely. We believe that no other patent, trademark or license is material to our business.

Raw Materials

We purchase more than 7,000 raw materials, with the largest single raw material representing less than 1% of sales, or less than 3% of raw material purchases. The principal raw materials purchased by us are ordinarily available in adequate quantities from several sources of supply in the United States and foreign countries. While single raw material purchases are not significant to us, we do purchase similar categories of products in many cases. Four categories of raw material purchases each represented more than 10% of our total North American purchases in a recent analysis: Organics; Monomers; Polymers; and Solvents, Oils and Alcohols. Our raw material purchases also include a variety of amines, surfactants, biocides, inorganics, salts, packages, bases, defoamers, fatty acids and phosphonates, among many other types of materials. For the years ended December 31, 2010, 2009 and 2008, we purchased direct materials valued at $1,112 million, $881 million and $1,265 million, respectively. In addition to lower costs of materials and reduced sales, inventory reductions contributed to the decline in direct material purchases in 2009. Joint ventures consolidated by us made direct material purchases valued at $109 million, $76 million and $88 million in the years ended December 31, 2010, 2009 and 2008, respectively. The new joint venture in South Africa is the primary cause for increased direct material purchases in 2010.

Employees

As of December 31, 2010, we had approximately 12,495 employees, of whom approximately 4,985 were employed in North America, approximately 2,760 were employed in Europe, the Middle East and Africa, approximately 1,850 were employed in Latin America and approximately 2,900 were employed in the Pacific region. We consider relations with our employees to be good.

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

Our capital expenditures for environmental control facilities during 2010 and future periods are not presently expected to be material to us. We believe that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on our financial position or results of operations. However, we cannot predict the effect on our financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, we cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters or future environmental requirements on our financial position, results of operations, liquidity or cash flow.

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

Executive Officers

Name	Title	Age
J. Erik Frywald	Chairman, President and Chief Executive Officer	51
Kathryn A. Mikells	Executive Vice President and Chief Financial Officer	45
David E. Flitman	Senior Executive Vice President and President, Water and Process Services Division	46
David Johnson	Executive Vice President and President, Europe, Africa and Middle East	50
Mary Kay Kaufmann	Chief Marketing Officer and Group Vice President, Commercial Operations, Water and Process Services Americas	51
Eric G. Melin	Executive Vice President and President, Asia Pacific	50
Dr. Manian Ramesh	Chief Technology Officer	53
Steve M. Taylor	Executive Vice President and President, Energy Services Division	48

J. Erik Fyrwald has been our Chairman, President and Chief Executive Officer since February 2008. From 2003 to 2008, Mr. Fyrwald served as Group Vice President of the Agriculture and Nutrition division of E.I. du Pont de Nemours and Company.

Kathryn A. Mikells has been our Executive Vice President and Chief Financial Officer since joining us in October 2010. Prior to joining Nalco, Ms. Mikells was Chief Financial Officer for UAL Corporation, parent company of United Airlines. She was named Chief Financial Officer of UAL in August 2008, and was appointed Executive Vice President in July 2009. Prior to being named Chief Financial Officer, Ms. Mikells served as Vice President of Investor Relations for United. She previously served as Vice President of Financial Planning and Analysis, Vice President and Treasurer, Vice President of Corporate Real Estate, Director of Corporate Planning and Chief Financial Officer of Mileage Plus.

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

David Johnson is our Executive Vice President and President of Europe, Africa and Middle East (EAME) Operations. In May 2007, he was Group Vice President and President of Europe, Africa and Middle East (EAME) Operations. Prior to that, Mr. Johnson was Vice President of the global Downstream business for our Energy Services division since 2006. He was the Global Strategic Business Leader for Energy Services Downstream from 2004 to 2005. In 2003, Mr. Johnson was General Sales Manager for the Downstream business in North America.

Mary Kay Kaufmann is our Chief Marketing Officer and Group Vice President, Commercial Operations for Water and Process Services Americas. She has held this position since January 2010, after serving as Chief Marketing Officer since August 2008. In May 2007, she was named Group Vice President and President, Water Services — Middle Market. Beginning in 2006, Ms. Kaufmann was Vice President,

Nalco Business Transformation Team. From 2004 to 2006, she was Strategic Business Unit Leader for Food, Beverage and Pharmaceutical industries in the Americas and Europe. Ms. Kaufmann was Vice President of Sales for Industrial and Institutional Services – North America from 2002 to 2004.

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

Web Site

The Company’s Web site address is www.nalco.com. The Company makes available free of charge on or through its Web site its Code of Ethical Business Conduct, Officer Code of Ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The Web site also includes the Company’s corporate governance guidelines and the charters for the audit, compensation, nominating and corporate governance and safety, health and environment committees of the Board of Directors.

Our reports filed with the SEC are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its Web site at www.sec.gov.

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

As of December 31, 2010, our total consolidated indebtedness was $2,872.0 million and we had $230.8 million of borrowing capacity available under our revolving credit facility, which reflects no outstanding borrowings and reduced availability as a result of $19.2 million in outstanding letters of credit. We had $128.1 million of cash and cash equivalents at December 31, 2010.

Our high degree of leverage could have important consequences for investors, including the following:

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

At December 31, 2010, we had $1,162.7 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $11.6 million per year.

Despite our current leverage, we may still be able to substantially increase our indebtedness. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to substantially increase our indebtedness in the future. The terms of the indentures governing our subsidiaries’ notes do not fully prohibit our subsidiaries or us from doing so. Nalco Company’s revolving credit facility provides commitments of up to $250.0 million, of which $230.8 million would have been available for future borrowings as of December 31, 2010, due to $19.2 million in outstanding letters of credit. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

Our significant non-U.S. operations expose us to global economic, political and legal risks that could impact our profitability.

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 150 countries and, in 2010, approximately 51% of our net sales originated outside the United States and some of our business is conducted in politically unstable countries. There are inherent risks in our international operations, including:

•	exchange controls and currency restrictions;

•	currency fluctuations and devaluations;

•	tariffs and trade barriers;

•	export duties and quotas;

•	changes in local economic conditions;

•	changes in laws and regulations;

•	difficulties in managing international operations and the burden of complying with foreign laws;

•	exposure to possible expropriation, nationalization or other government actions;

•	restrictions on our ability to repatriate dividends from our subsidiaries;

•	unsettled political conditions, military action, civil unrest, acts of terrorism, force majeure, war or other armed conflict; and

•	countries whose governments have been hostile to U.S.-based businesses.

Our international operations also expose us to different local political and business risks and challenges. For example, in certain countries we are faced with periodic political issues that could result in difficulties in collecting receivables or realizing other assets, currency risks or the risk that we are required to include local ownership or management in our businesses. Also, because of uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights, we face risks in some countries that our intellectual property rights and contract rights would not be enforced by local governments. We are also periodically faced with the risk of economic uncertainty, which has impacted our business in these countries. Other risks in international business also include difficulties in staffing and managing local operations, including our obligations to design local solutions to manage credit risk to local customers and distributors.

Further, our operations outside the United States require us to comply with a number of United States and international regulations, including anti-corruption laws such as the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act. We have internal policies, practices and training relating to such regulations. However, there is risk that such policies and procedures will not always protect us from the reckless acts of employees or representatives, and violations of such laws could result in investigations of the Company and sanctions.

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social, legal and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, which could negatively affect our profitability.

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

On May 1, 2010, the President appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by Nalco Company, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” We cooperated with this testing process and continued to supply COREXIT 9500 as requested by BP and government authorities. After review and testing of a number of dispersants, on June 30, 2010, and on August 2, 2010, EPA released toxicity data for eight oil dispersants. The data is available on the EPA Web site at www.epa.gov/bpspill/dispersants-testing.html.

The use of dispersants by the responding parties has been one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. We have encouraged ongoing monitoring and review of COREXIT and other dispersants and have cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company is a defendant in several lawsuits as described below.

Nalco Company is a defendant in three putative class action lawsuits relating to the use of our COREXIT dispersant in the Gulf of Mexico in response to the Deepwater Horizon oil spill. The actions, as currently pleaded, allege several causes of action, including negligence and gross negligence. The plaintiffs in these actions seek, among other things, compensatory and punitive damages, and attorneys’ fees and costs. In addition, Nalco Company is a defendant in seven civil actions brought by individual plaintiffs that contains factual allegations substantially similar to the putative class action lawsuits against Nalco Company, with the addition of claims of nuisance, trespass, battery, and strict liability for the physical injuries and property damage allegedly sustained by the plaintiffs. The plaintiffs in those action seek, among other things, compensatory and punitive damages, and attorneys’ fees and costs. Nalco, the incident defendants and the other responder defendants have also been named as a third party defendant by Transocean Deepwater Drilling, Inc.

Nalco has been served in all but two of the actions. Each of these cases has been administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (the “MDL”). Pursuant to orders issued in the MDL, the claims have been consolidated in several master complaints, including one naming Nalco and others who responded to the Gulf Oil Spill (known as the “B3 Bundle”). At this time, we do not know how many cases will be in the B3 Bundle. A tentative list of cases includes fifteen cases (including some putative class actions) in the B3 Bundle. Six cases previously filed against Nalco are not included in the B3 Bundle.

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

For the years 2004 through 2008, our average annual cost savings were $84 million, during which our historic annual target was $75 million. In both 2010 and 2009, we achieved cost savings of $122 million, which was well above our increased annual goal of $100 million each year. A variety of risks could cause us not to achieve the benefits of our expected cost savings, including, among others, the following:

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

We sponsor various pension plans worldwide that are underfunded and require significant cash payments. For example, in 2009 and 2010, we contributed $72.9 million and $66.9 million, respectively, to our pension plans. We expect to contribute approximately $66 million to our pension plans in 2011. If the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our contributions could be even higher than we expect. If our cash flow from operations is insufficient to fund our worldwide pension liability, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

As of December 31, 2010, our worldwide pension plans were underfunded by $405.1 million (based on the actuarial assumptions used for financial reporting purposes). Our U.S. pension plans are subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under certain circumstances. In the event our U.S. pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $2.9 billion as of December 31, 2010, or approximately 55% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was $1.8 billion as of December 31, 2010, or 35% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with authoritative guidance issued by the Financial Accounting Standards Board, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. We recognized a $544.2 million goodwill impairment charge in 2008 and an additional $4.9 million charge in 2010, reducing the goodwill balance of our Paper Services reporting unit to zero. Some of the products and services we sell to our customers are dependent upon laws and regulations, and changes to such laws or regulations could impact the demand for our products and services. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2010 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

Our principal administrative offices and research center are located in Naperville, Illinois. These facilities are leased. We maintain administrative and research facilities in Sugar Land, Texas; Leiden, Netherlands; and Pune, India, all of which we own, and in Singapore and Shanghai, China, both of which we lease. We also maintain a research facility in Campinas, Brazil, which we own. We position our manufacturing locations and warehouses in a manner to permit ready access to our customers. We operate 16 plants in North America, 6 plants in Latin America, 10 plants in Europe and the Middle East and 13 plants in the Asia/Pacific region. We own all of our major manufacturing facilities and we also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

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

On May 1, 2010, the President appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by Nalco Company, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” We cooperated with this testing process and continued to supply COREXIT 9500, as requested by BP and government authorities. After review and testing of a number of dispersants, on June 30, 2010, and on August 2, 2010, EPA released toxicity data for eight oil dispersants.

The use of dispersants by the responding parties has been one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. We have encouraged ongoing monitoring and review of COREXIT and other dispersants and have cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company has been named in several lawsuits as described below.

Putative Class Action Litigation

In June, July and August 2010, Nalco Company was named, along with other unaffiliated defendants, in six putative class action complaints filed in either the United States District Court for the Eastern District of Louisiana (Parker, et al. v. Nalco Company, et al., Civil Action No. 2:10-cv-01749-CJB-SS; Harris, et al. v. BP, plc, et al., Civil Action No. 2:10-cv-02078-CJB-SS), the United States District Court for the Southern District of Alabama, Southern Division (Lavigne, et al. v. BP PLC, et al., Civil Action No. 1:10-cv-00222-KD-C; Wright, et al. v. BP, plc, et al., Civil Action No. 1:10-cv-00397-B) or the United States District Court for the Northern District of Florida, Pensacola Division (Walsh, et al. v. BP, PLC, et al., Civil Action No. 3:10-cv-00143-RV-MD; Petitjean, et al. v. BP, plc, et al., Civil Action No. 3:10-cv-00316-RS-EMT) on behalf of various potential classes of persons who live and work in or derive income from the Coastal Zone. The Parker, Lavigne and Walsh cases have since been voluntarily dismissed. Each of the remaining actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in each of these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

Other Related Claims

In July, August, September, October and December 2010, Nalco Company was also named, along with other unaffiliated defendants, in eight complaints filed by individuals in either the United States District Court for the Eastern District of Louisiana (Ezell v. BP, plc, et al., Civil Action No. 2:10-cv-01920-KDE-JCW), the United States District Court for the Southern District of Alabama, Southern Division (Monroe v. BP, plc, et al., Civil Action No. 1:10-cv-00472-M; Hill v. BP, plc, et al., Civil Action No. 1:10-cv-00471-CG-N; Hudley v. BP, plc, et al., Case No 10-cv-00532-N), the United States District Court for the Northern District of Florida, Tallahassee Division (Capt Ander, Inc. v. BP, plc, et al., Civil Action No. 4:10-cv-00364-RH-WCS), the United States District Court for the Southern District of Mississippi, Southern Division (Trehern v. BP, plc, et al., Civil Action No. 1:10-cv-00432-HSO-JMR) or the United States District Court for the Southern District of Texas (Chatman v. BP Exploration & Production, Case No. 10-cv-04329; Brooks v. Tidewater Marine LLC, et al., Case No. 11-cv-00049). The complaints generally allege, among other things, negligence and injury resulting from the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaints seeks unspecified compensatory and punitive damages, and attorneys’ fees and costs. The Chatman case was voluntarily dismissed. Nalco, the incident defendants and the other responder defendants have also been named as a third party defendant by Transocean Deepwater Drilling, Inc. and its affiliates (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771).

All of the cases pending against Nalco Company have been administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (the “MDL”). Nalco has not yet been served in Harris, et al. v. BP plc, et al. or in Petitjean, et al. v. BP, plc, et al. Pursuant to orders issued by Judge Barbier in the MDL, the claims have been consolidated in several master complaints, including one naming Nalco and others who responded to the Gulf Oil Spill (known as the “B3 Bundle”). Plaintiffs are required by Judge Barbier to prepare a list designating previously-filed lawsuits that assert claims within the B3 Bundle regardless of whether the lawsuit named each defendant named in the B3 Bundle master complaint. We have received a draft list from the plaintiffs’ steering committee. The draft list identifies fifteen cases in the B3 Bundle, some of which are putative class actions. Six cases previously filed against Nalco are not included in the B3 Bundle.

We believe the claims are without merit and intend to defend these lawsuits vigorously. We also believe that we have rights to contribution and/or indemnification (including legal expenses) from third parties. However, we cannot predict the outcome of these lawsuits, the involvement we might have in these matters in the future or the potential for future litigation.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (ticker symbol NLC). As of January 18, 2011, the number of holders of record of our common stock was approximately 53,300.

High and low sales prices per share of our common stock for each quarter during 2010 and 2009 were as follows:

	2010		2009
Quarter Ended	High	Low	High	Low
March 31	$26.63	$21.49	$13.21	$9.38
June 30	29.25	20.15	18.34	12.82
September 30	25.87	20.38	21.05	15.22
December 31	32.62	24.69	26.05	18.76

The closing sales price on December 31, 2010 was $31.94.

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

On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. There is no set timetable for share repurchases, and the program has no stated expiration date. There were no repurchases of any of the Company’s common stock by or on behalf of the Company during the fourth quarter 2010 and the year ended December 31, 2010.

The following graph compares the cumulative total return of our common stock to the cumulative total return of the S&P 500 Stock Index, the S&P Specialty Chemicals Index and the Dow Jones Sustainability Index through the year ended December 31, 2010, the last trading day of our fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2005 and that all dividends were reinvested.

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

	Year ended December 31
(dollars in millions, except per share data)	2010	2009	2008	2007	2006
Statement of Operations Data:
Net sales	$4,250.5	$3,746.8	$4,212.4	$3,912.5	$3,602.6
Operating costs and expenses:
Costs of product sold	2,336.7	2,040.9	2,381.8	2,156.3	1,995.3
Selling, administrative, and research expenses	1,285.4	1,206.3	1,246.5	1,202.6	1,094.7
Amortization of intangible assets	43.2	47.9	56.8	62.1	70.1
Restructuring expenses (1)	2.6	47.8	33.4	15.3	9.5
Gain on divestiture	—	—	(38.1)	—	—
Impairment of goodwill (2)	4.9	—	544.2	—	—

Operating costs and expenses	3,672.8	3,342.9	4,224.6	3,436.3	3,169.6

Operating earnings (loss)	577.7	403.9	(12.2)	476.2	433.0
Other income (expense), net (3)	(45.1)	(17.6)	(17.4)	(4.8)	(4.4)
Interest income	4.3	3.9	8.3	9.1	9.1
Interest expense	(231.9)	(254.5)	(258.8)	(274.0)	(272.0)

Earnings (loss) before income taxes	305.0	135.7	(280.1)	206.5	165.7
Income tax provision	103.3	67.8	54.5	69.3	58.9

Net earnings (loss)	201.7	67.9	(334.6)	137.2	106.8
Less: Net earnings attributable to noncontrolling interests	5.5	7.4	8.0	8.2	7.9

Net earnings (loss) attributable to Nalco Holding Company	$196.2	$60.5	$(342.6)	$129.0	$98.9

Common Share Data:
Net earnings (loss) per share attributable to Nalco Holding Company common shareholders (4):
Basic	$1.42	$0.44	$(2.44)	$0.90	$0.69
Diluted	$1.41	$0.44	$(2.44)	$0.88	$0.67
Weighted average shares (millions):
Basic	138.3	138.2	140.1	143.2	143.0
Diluted	139.4	138.6	140.1	146.7	146.7
Cash dividends declared per share	$0.14	$0.14	$0.14	$0.14	—
Statement of Cash Flows Data:
Net cash provided by (used for):
Operating activities	$347.2	$593.8	$283.1	$323.4	$284.8
Investing activities	(194.0)	(135.8)	(95.4)	(141.7)	(99.6)
Financing activities	(135.6)	(398.6)	(232.9)	(105.3)	(179.6)
Other Financial Data (unaudited):
EBITDA (5)	$693.4	$569.1	$155.8	$657.6	$621.8
Adjusted EBITDA (5)	747.4	658.8	695.3	672.9	631.3
Capital expenditures, net (6)	156.3	102.2	133.1	114.6	93.4
Depreciation	123.1	142.3	136.6	132.3	131.0
Amortization of intangible assets	43.2	47.9	56.8	62.1	70.1

	As of December 31
(dollars in millions)	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$128.1	$127.6	$61.8	$119.9	$37.3
Adjusted working capital (7)	538.4	421.2	684.8	629.7	560.9
Property, plant and equipment, net	729.1	678.1	703.7	762.3	743.4
Total assets	5,223.7	4,964.8	5,042.0	5,978.6	5,656.5
Total debt (including current portion of long-term debt)	2,872.0	2,944.1	3,223.4	3,324.1	3,188.8
Nalco Holding Company shareholders’ equity	696.8	471.6	393.3	1,117.8	890.9

(1)	We incurred restructuring expenses, representing mostly employee severance and related costs, in connection with our programs to redesign and optimize our business and work processes.

(2)	During the fourth quarter of 2008, we recorded a goodwill impairment charge of $544.2 million, reducing the goodwill balance of our Paper Services reporting unit to zero. During 2010, a correction of the 2003 purchase price allocation resulted in $4.9 million of additional goodwill allocated to our Paper Services reporting unit that was immediately written off.

(3)	Other income (expense), net consists of recognized gains and losses on foreign currency transactions, equity earnings of unconsolidated subsidiaries, franchise taxes, and other miscellaneous income (expense). The year ended December 31, 2010 included a $27.4 million charge for the early repayment of debt and $17.8 million of foreign currency transaction losses, which were mostly attributable to the January 2010 devaluation of the Venezuelan bolivar fuerte. Included for the year ended December 31, 2009 was a $20.5 million charge for the early repayment of debt. The year ended December 31, 2008 included $10.7 million of foreign currency transaction losses.

(4)	Basic earnings per share is computed by dividing net earnings attributable to Nalco Holding Company common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

(5)	EBITDA, a measure used by management to measure operating performance, is defined as net earnings plus interest, taxes, depreciation and amortization. EBITDA is reconciled to net earnings (loss) in the following table. We believe EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net earnings (loss) attributable to Nalco Holding Company as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

Adjusted EBITDA is defined as EBITDA, further adjusted for restructuring expenses and certain unusual items. We believe Adjusted EBITDA is useful for investors to fully understand our operating performance.

The amounts shown for EBITDA and Adjusted EBITDA as presented herein differ from the amounts calculated under the definition of EBITDA used in our debt instruments. The definition of EBITDA used in our debt instruments is further adjusted for certain cash and non-cash charges and is used to determine compliance with financial covenants and our ability to engage in certain activities such as incurring additional debt and making certain payments.

The following is a reconciliation of net earnings (loss) attributable to Nalco Holding Company to EBITDA and Adjusted EBITDA:

	Year ended December 31
(dollars in millions)	2010	2009	2008	2007	2006
Net earnings (loss) attributable to Nalco Holding Company	$196.2	$60.5	$(342.6)	$129.0	$98.9
Interest expense, net	227.6	250.6	250.5	264.9	262.9
Income tax provision	103.3	67.8	54.5	69.3	58.9
Depreciation	123.1	142.3	136.6	132.3	131.0
Amortization of intangible assets	43.2	47.9	56.8	62.1	70.1

EBITDA	693.4	569.1	155.8	657.6	621.8
Restructuring expenses (a)	2.6	47.8	33.4	15.3	9.5
Impairment of goodwill (a)	4.9	—	544.2	—	—
Gain on divestiture (b)	—	—	(38.1)	—	—
Loss on early extinguishment of debt and other refinancing expenses (c)	28.1	20.5	—	—	—
Pension settlements (d)	—	21.4	—	—	—
Foreign exchange loss from devaluation of Venezuelan bolivar fuerte (e)	18.4	—	—	—	—

Adjusted EBITDA	$747.4	$658.8	$695.3	$672.9	$631.3

(a)	For a description of these adjustments, see footnotes (1) and (2) above.

(b)	In 2008, we recognized a $38.1 million gain on the sale of our Finishing Technologies surface treatment business.

(c)	In connection with debt repayments and refinancings, we recognized losses on early extinguishments of debt of $27.4 million and $20.5 million in 2010 and 2009, respectively. We incurred an additional $0.7 million of refinancing expenses in 2010.

(d)	In 2009, we incurred $21.4 million of pension settlement losses in our principal U.S. pension plan as a result of an increase in the volume of lump sum payments to retiring employees.

(e)	In the first quarter 2010, we incurred significant and unusual foreign exchange losses in our Venezuelan subsidiary as a result of the devaluation of the Venezuelan bolivar fuerte.

(6)	Capital expenditures are net of proceeds from disposal of assets.

(7)	Adjusted working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term debt and current portion of long-term debt) and calculated as follows:

	As of December 31
(dollars in millions)	2010	2009	2008	2007	2006
Current assets less current liabilities	$576.5	$319.0	$652.8	$619.2	$448.0
Less: cash and cash equivalents	(128.1)	(127.6)	(61.8)	(119.9)	(37.3)
Plus: short-term debt	90.0	229.8	93.8	130.4	150.2

Adjusted working capital	$538.4	$421.2	$684.8	$629.7	$560.9

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Annual Report for the fiscal year ended December 31, 2010 (the “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Annual Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “ believes,” “forecasts,” or future or conditional verbs, such as “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated in Item 1A, “Risk Factors,” such risks, uncertainties and other important factors include, among others:

•	our substantial leverage;

•	limitations on flexibility in operating our business contained in our debt agreements;

•	increases in interest rates as a result of our variable rate indebtedness;

•	pricing pressure from our customers;

•	our ability to respond to the changing needs of a particular industry and develop new offerings;

•	technological change and innovation;

•	risks associated with our non-U.S. operations;

•	fluctuations in currency exchange rates;

•	high competition in the markets in which we operate;

•	products or services claims that might arise out of our activities;

•	litigation surrounding the use of our COREXIT dispersant;

•	adverse changes to environmental, health and safety regulations;

•	operating hazards in our production facilities;

•	inability to achieve expected cost savings;

•	difficulties in securing the raw materials we use;

•	significant increases in the costs of raw materials we use and our ability to pass any future raw material price increases through to our customers;

•	our significant pension benefit obligations and the current underfunding of our pension plans;

•	our ability to realize the full value of our intangible assets;

•	our ability to attract and retain skilled employees, particularly research scientists, technical sales professionals and engineers; and

•	our ability to protect our intellectual property rights.

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

Direct contribution provides investors with the measurement used by our management to evaluate the performance of our segments. We believe EBITDA is useful to the investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. We believe Adjusted EBITDA, Adjusted Effective Tax Rate and Adjusted Earnings Per Share are useful for investors to fully understand our operating performance. We believe Free Cash Flow provides investors with a measure of our ability to generate cash prior to financing activities.

Direct contribution, EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Adjusted Effective Tax Rate and Adjusted Earnings Per Share also are not recognized terms under U.S. GAAP. Adjusted Effective Tax Rate does not purport to be an alternative to the actual effective tax rate as a measure of the relationship between the income tax provision and earnings (loss) before income taxes, and Adjusted Earnings Per Share does not purport to be an alternative to diluted earnings per share as a measure of operating performance. Direct contribution is reconciled to consolidated earnings before income taxes in Note 19 of our consolidated financial statements included in Item 8 of this Annual Report. The most direct comparable GAAP financial measures of each other non-GAAP financial measure, as well as the reconciliation between each other non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures below. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

Critical Accounting Policies and Estimates

Revenue Recognition

Revenue from sales of products, including chemicals and equipment, is recognized at the time: (1) persuasive evidence of an arrangement exists, (2) ownership and all risks of loss have been transferred to the buyer, (3) the price is fixed and determinable, and (4) collectability is reasonably assured. Revenue from saleable services is recognized when the services are provided to the customer.

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

Some of our customers, however, look to us for our technical expertise only, without the purchase of chemicals/equipment. We offer specialized services designed to assess, control, and reduce risk from water-borne pathogens such as Legionella, and we provide other saleable technical and analytical services.

We invoice for our saleable services using various commercial arrangements, but the following arrangements are the most common:

Perform-and-bill arrangements.    Revenue is recognized in the same period that the related saleable service is performed, based on the agreed pricing, which can be either a price per hour or a fixed fee.

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

In certain arrangements, which are usually reserved for our largest customers, we provide some combination or all of the following deliverables: (1) chemicals, (2) equipment and (3) on-site technical expertise that is not sold separately, and where differences in customer equipment and processes drive substantial variation in the application of our chemicals and the individual programs we create. In these arrangements, we usually remain the owner of any equipment at the customer site. At the end of the contractual relationship, the equipment is either recovered or sold to the customer or a competitor. Additionally, our representatives may have a regular presence at a customer’s facility, which is provided under a contract. Over time, the representatives have gained a true expertise in the particular production/water treatment process at the customer’s facility, and are able to selectively apply our specific chemical programs given the customer environment (water quality, equipment type, etc.). The regular presence of the representative permits us to closely track the results of the program and to make modifications to the program as necessary for the highest efficiency.

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

If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by that asset group is compared to the carrying value to determine whether impairment exists. If an asset group is determined to be impaired, the loss is measured based on the difference between the asset group’s fair value and its carrying value. The asset group’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. Assets to be disposed of by sale are reported at the lower of carrying amount or estimated fair value less cost to sell.

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

As of December 31, 2010, we had not identified any significant asset groups that had expected undiscounted future cash flows that were not substantially in excess of the carrying values.

PORTA-FEED stainless steel containers, utilized to ship chemicals, represent approximately 6.2% of our property, plant and equipment and are managed globally to optimize the delivery of chemicals to customer and company sites around the world. Due to their high mobility, there is a risk that PORTA-FEED units could be damaged or lost in transit. We perform continuous cycle counts of our PORTA-FEED unit and when such counts are inconsistent with our tracking system, we investigate the discrepancy in order to locate the container. If the PORTA-FEED unit is not found, we write off the asset immediately.

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

Goodwill and Other Intangible Assets

The carrying values of goodwill and other intangible assets with indefinite lives are reviewed for possible impairment annually, or when events or changes in business circumstances indicate that the carrying value may not be recoverable. The carrying values of intangible assets with finite lives are reviewed for possible impairment when events or changes in business circumstances indicate that the carrying value may not be recoverable.

We have defined our reportable segments as our reporting units for our goodwill impairment testing. We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using the income approach, based on a discounted cash flow valuation model. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate of all reporting units fair value is reconciled to our total market capitalization. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its identifiable assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

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

We performed our annual impairment test as of October 1, 2010. Because the goodwill of our Paper Services reporting unit was written down to zero in 2008, it was not necessary to include it in our annual impairment test for 2010. However, we did estimate its fair value in order to compare the aggregate fair value of all of our reporting units to our market capitalization as of October 1, 2010. The fair value of our reporting units was estimated based on a discounted projection of cash flows. The rates used in determining discounted cash flows for each of our reporting units was a rate corresponding to our cost of capital, adjusted for risk where appropriate. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions.

The aggregate fair value of our reporting units as determined in the first step of our annual impairment test was reconciled to our market capitalization as of October 1, 2010. The aggregate fair value of our reporting units was 51% higher than our market capitalization, which represented an implied control premium. We believe this implied control premium is reasonable in light of market and economic conditions.

Critical assumptions used in estimating the fair value of our Water Services and Energy Services reporting units for the impairment test included the discount rate and the terminal growth rate for each unit. The following table summarizes those assumptions:

	Discount Rate	Terminal Growth Rate
Water Services	9.0%	3.0%
Energy Services	9.0%	3.0%

The results of the first step of our 2010 annual impairment test indicated that the fair values of our reporting units exceeded their carrying values. The following table presents the amount of headroom (the percentage difference between each reporting unit’s fair value and carrying value) of our Water Services and Energy Services reporting units as of the date of our annual impairment test, October 1, 2010:

Headroom (1)
Water Services	140%
Energy Services	197%

(1)	Headroom = (fair value – carrying value) / carrying value, expressed as a percentage.

The following table presents the impact on the resultant headroom if there was a one-percentage-point change in the discount rate and terminal growth rate from what was actually used for the impairment test:

	Headroom as of October 1, 2010
	Water Services	Energy Services
One-percentage-point:
Increase in discount rate	104%	154%
Decrease in discount rate	191%	258%
Increase in terminal growth rate	182%	246%
Decrease in terminal growth rate	110%	162%

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

For the year ended December 31, 2010, we recognized consolidated pension expense, including settlements, of $21.6 million. We expect pension expense, including forecasted settlements, to increase to about $27.0 million in 2011. Holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities of one quarter of a percentage-point would decrease/increase 2011 pension expense and the benefit obligation by approximately $3 million and $40 million, respectively. Also, holding all other factors constant, an increase/decrease in the expected long-term rate of return of one quarter of a percentage-point would decrease/increase 2011 pension expense by approximately $1 million.

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

For the year ended December 31, 2010, we recognized consolidated other postretirement benefit expense of approximately $8.3 million, and we expect it to decrease to approximately $0.9 million in 2011 due to a change in assumption of post-retirement drug benefits. Holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities of one quarter of a percentage-point would decrease/increase 2011 other postretirement benefit expense by less than $1 million. See Note 11 of our consolidated financial statements included in Item 8 of this Annual Report for details of the impact of a one-percentage-point change in assumed health care cost trend rates on other postretirement benefit expense and the postretirement benefit obligation.

Income Taxes

We estimate our income tax expense in each of the jurisdictions in which we operate in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). This results in our recording deferred tax assets and liabilities in the consolidated balance sheet to recognize the temporary differences caused by the timing of recognition of income and expense for financial statement and tax purposes. Valuation allowances are recorded based on the realizability of the deferred tax assets. Relevant factors in determining the realizability of the assets include future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes. Valuation allowances are established for those assets that are more likely than not to expire without benefit, or for which income of the proper character is not anticipated.

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

We have been named as a potentially responsible party, or PRP, by the Environmental Protection Agency or state enforcement agencies at seven waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for cleanup costs at the waste disposal sites. Our financial contribution to remediate these sites is expected to be minor. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

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

Historically, our expenditures relating to environmental compliance and cleanup activities have not been significant. The environmental reserves represent our current estimate of our proportional cleanup costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean up activities, detailed review of known conditions, and information about other PRPs. The reserves are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although given the evolving nature of environmental regulations, we cannot determine whether or not a material effect on future operations is reasonably likely to occur, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlements will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position, although there can be no assurance that such impacts could not occur.

Executive Level Overview

Nalco delivered strong performance in 2010, demonstrating the strength of our business and that we are executing our growth strategy.

•

Sales were a record $4.25 billion for 2010. Excluding sales of dispersant products used by U.S. government agencies and BP in responding to the Gulf of Mexico oil spill, sales were $4.16 billion, comparable to pre-financial crisis levels.

•

Our focus on the BRIC+ markets resulted in sales growth of over 30% in these high-growth geographies. We significantly exceeded our goal of $100 million in cost savings and efficiency improvements for the second consecutive year, by delivering $122 million of sustainable productivity gains. These savings helped keep our gross profit margins at 45.0%, slightly lower than our 2009 gross margins of 45.5%, despite increasing raw material costs.

•

We continued to see strong demand from our customers for our differentiating technologies, such as 3D TRASAR and Nalco 360 remote monitoring, and we have seen positive results from our Commercial Excellence project that is aimed at gaining market share by improving sales alignment with customer needs.

•	We generated strong cash flow driven by our earnings combined with effective management of working capital.

•	We continue to strengthen our future by making strategic acquisitions, commercializing new technologies and developing our brand as a sustainable solutions provider.

Net sales for the year ended December 31, 2010 increased 13.4% to $4,250.5 million from $3,746.8 million in 2009, with solid improvements reported by all three of our reportable segments. Organic sales, defined as reported sales less the impacts of changes in foreign currency translation rates and acquisitions and divestitures, increased 10.8%.

Diluted earnings per share was $1.41 in 2010, compared to 44 cents in 2009. Adjusted Earnings Per Share, which excludes the after-tax impacts of restructuring expenses and other specified transactions that are unusual in nature, was $1.71 in 2010, compared to 92 cents in 2009. Adjusted Earnings Per Share is reconciled to the diluted earnings per share as follows:

	Year ended December 31
	2010	2009
Adjusted Earnings Per Share (1)	$1.71	$0.92
Loss on early extinguishment of debt and other refinancing expenses, net of tax	(0.13)	(0.09)
Foreign exchange loss in first quarter 2010 from devaluation of Venezuelan bolivar fuerte, net of tax	(0.10)	—
Impairment of goodwill, net of tax	(0.03)	—
Restructuring expenses, net of tax	(0.02)	(0.29)
Deferred tax adjustment for reduced tax deductibility of postretirement prescription drug benefits	(0.02)	—
Pension settlement loss, net of tax	—	(0.10)
Diluted earnings per share, as reported	$1.41	$0.44

(1)	Excludes after-tax impacts of restructuring expenses, pension settlement loss, impairment of goodwill, loss on early extinguishment of debt and other refinancing expenses, foreign exchange loss from the devaluation of the Venezuelan bolivar fuerte, and deferred tax adjustment for reduced tax deductibility of postretirement prescription drug benefits.

EBITDA was $693.4 million and $569.1 million for the years 2010 and 2009, respectively. Adjusted EBITDA, which adjusts EBITDA for restructuring expenses and certain other unusual items, increased 13.4% to $747.4 million in 2010 from the $658.8 million for 2009. The increase was mostly due to our strong top line growth. Net earnings attributable to Nalco Holding Company is reconciled to EBITDA and Adjusted EBITDA as follows:

	Year ended December 31
(dollars in millions)	2010	2009
Net earnings attributable to Nalco Holding Company	$196.2	$60.5
Income tax provision	103.3	67.8
Interest expense, net of interest income	227.6	250.6
Depreciation	123.1	142.3
Amortization	43.2	47.9

EBITDA	693.4	569.1
Loss on early extinguishment of debt and other refinancing expenses	28.1	20.5
Foreign exchange loss in first quarter 2010 from devaluation of Venezuelan bolivar fuerte	18.4	—
Impairment of goodwill	4.9	—
Restructuring expenses	2.6	47.8
Pension settlement loss	—	21.4

Adjusted EBITDA	$747.4	$658.8

Free Cash Flow was $185.4 million for the year ended December 31, 2010, compared to the $484.2 million of Free Cash Flow generated in 2009. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

	Year ended December 31
(dollars in millions)	2010	2009
Net cash provided by operating activities	$347.2	$593.8
Net earnings attributable to noncontrolling interests	(5.5)	(7.4)
Additions to property, plant, and equipment, net	(156.3)	(102.2)

Free Cash Flow	$185.4	$484.2

Among the items that held Free Cash Flow generation to a reduced level in 2010 compared to 2009 was an increase in accounts receivable and inventories to support growth. In 2009, we focused our efforts on improving our management of working capital, and by reducing accounts receivable and inventories, we generated cash of $250.8 million. In 2010, accounts receivable and inventories required the use of $108.0 million, while we reduced our days investment in inventory from 55.1 days to 52.5 days, and accounts receivable days sales outstanding was virtually unchanged at 64.0 days.

Other significant items included in our 2010 financial results are the following:

•

We executed two significant debt refinancings. Our strong business performance and favorable debt markets enabled us to secure lower interest rates that will reduce our annual interest payments by about $38 million and move most of our debt maturities out to 2016 and beyond.

•	In connection with our debt repayments and refinancings, we recognized a $27.4 million loss on early extinguishment of debt.

•	Our effective tax rate was 33.9% in 2010, as our tax provision was favorably impacted by tax benefits associated with repatriating cash from our foreign affiliates.

2011 Outlook

We expect another solid year of top-line and bottom-line growth as demand continues for our expertise.

We sold two non-strategic businesses in early 2011, the marine chemicals business and the personal care products business, for slightly more than $200 million. Using the proceeds from these divestitures, we plan to continue to de-lever our balance sheet by repaying the remaining $200 million of 9% senior discount notes outstanding.

Our priorities in 2011 will start, as always, with safety, and to continue to provide focused and sustainable growth.

•	First, continue to focus on safety performance with a new zero tolerance initiative.

•

Second, continue to generate focused, profitable organic sales growth with a goal of 6%-8% by pursuing high-growth geographies and industry segments, maintaining technological leadership, and expanding our footprint of customers around the world.

•

Third, improve profitability by focusing on price recovery of raw material costs. With the loss of EBITDA of $55 million from one-time sales of dispersant products in 2010 and roughly $22 million from the two divestitures in early 2011, Adjusted EBITDA for 2011 is expected to decrease to roughly $735 million. Adjusted Earnings Per Share for 2011 is expected to decrease to roughly $1.65, as 2010 earnings per share was increased 25 cents from one-time sales of dispersant products, and 2011 earnings per share is expected to be reduced 3 cents to 7 cents per share by the loss of earnings from the businesses we sold in early 2011, partly offset by interest savings resulting from repayment of the remaining senior discount notes outstanding.

•	Fourth, continue to achieve improvements in productivity, with a goal of an additional $100 million in cost savings and efficiency gains.

•

Fifth, generate Free Cash Flow of roughly $85 million, recognizing that our accelerated growth will require more working capital dollars and capital investment. Free Cash Flow for 2011 will be affected by (1) the payment of an estimated $50 million of taxes on the divestiture gains, (2) an estimated $5 million to $10 million reduction in cash flow, representing EBITDA of the divested businesses, partly offset by interest savings on the senior discount notes redeemed, and (3) higher cash flow requirements of $30 million to $35 million for profit sharing and rent for our Naperville facility. While rent expense for our Naperville facility in 2011 will remain constant at $10.6 million, rent payments will be $18.0 million higher in 2011 than they were in 2010 and $22.4 million higher than they will be in 2012 and beyond.

•

Sixth, continue to strengthen our future through strategic acquisitions, by training and developing our employees, strengthening our technology leadership through continued market-focused innovation, building the Nalco brand, and increasing customer loyalty through a broader and more thorough implementation of our Six Service Standards approach to customer service management.

We are looking forward to the success we can achieve in 2011 through our demonstrated capabilities in delivering integrated solutions that improve the sustainability of our customers’ operations and the increased customer emphasis on water, energy and air issues that drive our clean technology business.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Consolidated

Net sales for the year ended December 31, 2010 were $4,250.5 million, a 13.4% increase from the $3,746.8 million reported for the year ended December 31, 2009. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales increased 10.8% as a result of our growth strategy and the improving global economic environment. Excluding sales of dispersant products used by U.S. government agencies and BP in responding to the Gulf of Mexico oil spill, net sales grew 8.5% organically. Changes in foreign currency translation rates accounted for a 1.7% increase in sales, and acquisitions accounted for the remaining 0.9% sales growth. Reported sales increased in every region, with Asia/Pacific, North America and Latin America up 19.8%, 15.6% and 13.8%, respectively, and the Europe, Africa and Middle East region up 5.2%. Organically, North America showed the strongest improvement over the recessionary prior year, with an increase of 13.9%. Without the revenue from the sale of dispersant products, organic growth in North America was 9.0%. Strong organic sales growth was achieved around the globe, with the Asia/Pacific and Latin America regions posting increases of 12.4% and 7.1%, respectively, while the Europe, Africa and Middle East region reported 5.8% organic growth.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,913.8 million for the year ended December 31, 2010 increased $207.9 million, or 12.2%, from the $1,705.9 million for 2009. On an organic basis, gross profit increased by 10.3%, driven by the 10.8% organic increase in sales, cost savings and process efficiencies. These gains were partly offset by increasing raw material costs and higher growth in lower-margin end-markets. More than half of the increase in raw material costs occurred in the fourth quarter, which limited our ability to recover those higher costs through price increases. As a result, the gross profit margin decreased by 0.5 percentage-points to 45.0% in 2010 compared to 45.5% in 2009.

Selling, administrative, and research expenses for the year ended December 31, 2010 of $1,285.4 million increased $79.1 million, or 6.6%, from the $1,206.3 million for the year ended December 31, 2009. Organically, selling, administrative, and research expenses increased by 4.6%, or 6.4%, excluding the impact of pension settlement charges of $21.4 million for the principal U.S. pension plan in 2009. Investments in growth markets drove an increase in selling and research expenses, and higher incentive plan expenses contributed to an increase in administrative expenses, exclusive of the pension settlement charges in 2009.

Amortization of intangible assets was $43.2 million and $47.9 million for the years ended December 31, 2010 and 2009, respectively. The decrease was mostly attributable to lower amortization of customer relationships, which are amortized using an accelerated method that declines over time.

Restructuring expenses were $2.6 million and $47.8 million for the years ended December 31, 2010 and 2009, respectively. In addition to employee severance and related costs associated with the continuing redesign and optimization of business and work processes, the 2009 amount also includes $20.2 million of asset impairment charges associated with planned plant closings to move to a more optimal manufacturing footprint.

Impairment of goodwill of $4.9 million in 2010 resulted from the reversal of deferred tax assets of $20.1 million that were originally recorded as part of the purchase price allocation when we were acquired in 2003. During 2010, we determined that the deferred tax assets were recorded in error. In accordance with authoritative accounting guidance, we corrected this purchase price allocation error by reversing the deferred tax asset and increasing goodwill. Of the $20.1 million adjustment to goodwill, $4.9 million was allocated to our Paper Services reporting unit. Because the entire balance of goodwill of our Paper Services reporting unit was written off in 2008, when it was determined that it was impaired, the $4.9 million was immediately written off.

Other income (expense), net was a net expense of $45.1 million and $17.6 million for the years ended December 31, 2010 and 2009, respectively. The most significant variation was an unfavorable change in foreign currency transaction gains and losses of $19.7 million, which was mostly attributable to the January 2010 devaluation of the Venezuelan bolivar fuerte. See Note 17 of our consolidated financial statements included in Item 8 of this Annual Report for further details. We also incurred an additional $6.9 million of debt extinguishment losses in 2010 compared to 2009.

Net interest expense, defined as the combination of interest income and interest expense, of $227.6 million for the year ended December 31, 2010 decreased $23.0 million compared to the $250.6 million reported for the year ended December 31, 2009. The change was primarily a result of lower average debt levels combined with lower interest rates compared to 2009.

The tax provision for 2010 resulted in a 33.9% effective income tax rate. Though not significantly different than the U.S. federal statutory tax rate of 35%, there were offsetting variances. The tax provision was favorably impacted by $21.7 million, reflecting a reduction of our U.S. income tax provision due to repatriations of foreign earnings and taxes, which were available for U.S. foreign tax credit. In addition, the tax provision was favorably impacted by immaterial prior period adjustments of $6.5 million. Meanwhile, the tax provision was unfavorably impacted by the tax consequences of U.S. healthcare reform legislation enacted in March 2010 and Venezuela’s currency devaluation, which caused a foreign exchange loss from remeasuring the balance sheet accounts of our Venezuelan subsidiary while providing limited tax benefits. The tax provision also includes additional tax contingency reserves of $18.2 million, in large part caused by expanded audit and controversy activity in multiple non-U.S. income tax jurisdictions, much of which occurred in the fourth quarter. During 2010, valuation allowances did not significantly impact the tax provision.

During 2010, we assessed the realizability of our foreign tax credit carryforwards by considering historical trends and future projections of U.S. taxable income, including temporary differences. Disregarding any applicable tax loss carry forwards, we generated U.S. taxable income in 2008 and 2009 and also estimate we will do so for 2010. The U.S. income expectations for future years were evaluated along with the expiration dates of the carryforwards. We concluded recognizing the tax benefits of these carryforwards, which are $92.0 million at December 31, 2010, is appropriate.

Both 2010 and 2009 were impacted by foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, non-deductible expenses and other permanent differences. See Note 8 of our consolidated financial statements included in Item 8 of this Annual Report for an analysis of the difference between the U.S. statutory federal tax rate and the effective income tax rate.

Net earnings attributable to noncontrolling interests declined by $1.9 million to $5.5 million for the year ended December 31, 2010 from $7.4 million in 2009, mainly as the result of a decrease in earnings from our subsidiary in Saudi Arabia and our Nalco Mobotec air protection business.

Segment Reporting

Net sales by reportable segment for the years ended December 31, 2010 and 2009 may be compared as follows:

				Attributable to Changes in the Following Factors
	Year Ended December 31
(dollars in millions)	2010	2009	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$1,809.6	$1,636.3	10.6%	1.8%	1.7%	7.1%
Paper Services	755.2	683.5	10.5%	1.5%	—	9.0%
Energy Services	1,685.7	1,427.0	18.1%	1.8%	0.3%	16.0%

Net sales	$4,250.5	$3,746.8	13.4%	1.7%	0.9%	10.8%

Water Services reported sales of $1,809.6 million for the year ended December 31, 2010, a 10.6% increase from the year ended December 31, 2009. On an organic basis, sales increased 7.1%, with solid increases reported by the mining, primary metals, chemicals and manufacturing businesses. Asia/Pacific, Latin America and North America contributed strong organic sales increases of 12.2%, 9.2% and 6.9%, respectively, while the Europe, Africa and Middle East region organic sales improved by 3.8%. Sales derived from business acquisitions were mainly attributable to the acquisition of Nalco Africa in January 2010 and the March 2009 acquisition of Crossbow Water.

Paper Services reported sales of $755.2 million for the year ended December 31, 2010, a 10.5% increase from the $683.5 million reported for 2009. Organic sales grew 9.0%, with increases in every region. Organic sales grew 21.4% and 9.8% in Asia/Pacific and North America, respectively, while Latin America grew by 2.2% and the Europe, Africa and Middle East region grew a marginal 1.5%.

Energy Services reported sales of $1,685.7 million for the year ended December 31, 2010, an 18.1% improvement from the $1,427.0 million for 2009. Organic sales grew 16.0%, with less than half of the improvement attributable to dispersant product sales due to the Gulf oil spill. Excluding sales of dispersant products, Energy Services sales were up 9.8% organically, as strong growth was reported by our oil field and Adomite drilling-support businesses. Organic sales growth was 21.2% in North America, including sales of dispersant products, 12.2% in the Europe, Africa and Middle East region, 7.3% in Asia/Pacific, and 6.4% in Latin America. Excluding sales of dispersant products, organic growth in North America was 10.3%.

Direct contribution by reportable segment for the years ended December 31, 2010 and 2009 may be compared as follows:

	Year Ended December 31		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	2010	2009		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$352.5	$315.3	11.8%	1.5%	(0.3)%	10.6%
Paper Services	127.9	119.4	7.1%	2.0%	—	5.1%
Energy Services	394.8	321.3	22.9%	2.1%	(0.5)%	21.3%

Direct contribution of Water Services was $352.5 million for the year ended December 31, 2010, an increase of 11.8% from the $315.3 million reported for the year ended December 31, 2009. Organically, direct contribution grew 10.6%, and direct contribution as a percent of sales improved to 19.5% from the 19.3% for 2009 due to organic sales growth and productivity gains.

Paper Services reported direct contribution of $127.9 million for the year ended December 31, 2010, a 7.1% improvement over the direct contribution of $119.4 million reported for the year ended December 31, 2009. Organically, direct contribution grew 5.1%, driven by a solid increase in sales and productivity gains. As a percent of sales, direct contribution decreased slightly to 16.9% from the 17.5% reported for 2009, due to increasing raw material costs.

Energy Services reported direct contribution of $394.8 million for the year ended December 31, 2010, compared to the $321.3 million reported for 2009. Organically, direct contribution grew by 21.3%, with the strong organic sales increase, including one-time dispersant product sales, and productivity savings driving the improvement. Direct contribution as a percent of sales improved to 23.4% from 22.5% for 2009.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Consolidated

Net sales for the year ended December 31, 2009 were $3,746.8 million, a decrease of 11.1% from the $4,212.4 million reported for the year ended December 31, 2008. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales declined 6.9% as a result of the weak global economic environment. Changes in foreign currency translation rates accounted for a 3.4% drop in our sales, and the 2008 divestiture of our Finishing Technologies surface treatment business accounted for the majority of the remaining 0.8% sales decline. Reported sales were lower in every region, with Europe, Africa and Middle East down 16.8%, and North America, Asia/Pacific and Latin America down 11.3%, 4.6% and 3.6%, respectively. On an organic basis, Latin America grew 5.2%, but North America reported an organic decline of 9.6%, Europe, Africa and Middle East was down 9.1%, and Asia/Pacific was lower by 2.2%.

Gross profit, defined as the difference between net sales and cost of product sold, of $1,705.9 million for the year ended December 31, 2009 dropped $124.7 million, or 6.8%, from the $1,830.6 million for 2008. On an organic basis, gross profit decreased by 2.5%, driven by the 6.9% organic sales decline; however, the decline was successfully tempered by cost savings and process efficiencies. As a result, the gross profit margin improved by 2.0 percentage-points to 45.5% in 2009 compared to 43.5% in 2008.

Selling, administrative, and research expenses for the year ended December 31, 2009 of $1,206.3 million decreased $40.2 million, or 3.2%, from the $1,246.5 million for the year ended December 31, 2008. Organically, selling, administrative, and research expenses increased by 0.8%. Lower selling expenses, reflecting cost reductions and efficiencies achieved, were offset by higher administrative costs resulting from a settlement charge of $21.4 million for the principal U.S. pension plan, consulting costs to assist us with certain elements of our productivity initiatives, higher incentive plan expenses, and software asset write-offs.

Amortization of intangible assets was $47.9 million and $56.8 million for the year ended December 31, 2009 and 2008, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method that declines over time.

Restructuring expenses were $47.8 million and $33.4 million for the year ended December 31, 2009 and 2008, respectively. In addition to employee severance and related costs associated with the continuing redesign and optimization of business and work processes, the 2009 amount also includes $20.2 million of asset impairment charges associated with planned plant closings, primarily in Europe, to move to a more optimal manufacturing footprint.

Gain on divestiture of $38.1 million in 2008 resulted from the sale of our Finishing Technologies surface treatment business to Chemetall Corp., a subsidiary of Rockwood Holdings.

Impairment of goodwill of $544.2 million in 2008 represents the write off of all goodwill previously allocated to Paper Services at the time Nalco was acquired in 2003. The impairment resulted from a sharp deterioration in conditions within the paper industry and the general economy in late 2008.

Other income (expense), net was a net expense of $17.6 million and $17.4 million for the year ended December 31, 2009 and 2008, respectively. A $12.6 million favorable change in foreign currency transaction gains and losses and other favorable period-over-period changes were offset by a $20.5 million loss on extinguishment of debt in 2009.

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

Both 2009 and 2008 were also impacted by foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, nondeductible expense and other permanent differences. See Note 8 of our consolidated financial statements included in Item 8 of this Annual Report for an analysis of the difference between the U.S. statutory federal tax rate and the effective income tax rate.

Net earnings attributable to noncontrolling interests declined by $0.6 million to $7.4 million for the year ended December 31, 2009 from $8.0 million in 2008, mainly as the result of a decrease in earnings in our Nalco Mobotec Air Protection Technology business.

Segment Reporting

Net sales by reportable segment for the years ended December 31, 2009 and 2008 may be compared as follows:

	Year Ended December 31		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	2009	2008		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$1,636.3	$1,890.5	(13.5)%	(3.9)%	(1.8)%	(7.8)%
Paper Services	683.5	794.7	(14.0)%	(2.7)%	—	(11.3)%
Energy Services	1,427.0	1,527.2	(6.6)%	(3.1)%	0.1%	(3.6)%

Net sales	$3,746.8	$4,212.4	(11.1)%	(3.4)%	(0.8)%	(6.9)%

Water Services reported sales of $1,636.3 million for the year ended December 31, 2009, a 13.5% decrease from the year ended December 31, 2008. On an organic basis, sales declined 7.8%, with some of the most significant decreases reported by the mining, manufacturing, and metals businesses. Geographically, every region reported lower sales, although Latin America ended the year with a 2.8% organic increase over 2008. The 1.8% decrease in sales from acquisitions/divestitures was attributable to the divestiture of our Finishing Technologies surface treatment business in September 2008, partly offset by the Crossbow acquisition in March 2009.

Paper Services reported sales of $683.5 million for the year ended December 31, 2009, a 14.0% decrease from the $794.7 million reported for 2008. Organic revenues declined 11.3% due to continued weakness in the market across all regions, except Latin America, where sales grew 4.6%.

Energy Services reported sales of $1,427.0 million for the year ended December 31, 2009, a 6.6% decline from the $1,527.2 million for 2008. Organically, sales decreased 3.6%, which was mostly attributable to our Adomite business in North America, due to the slowdown in drilling rig activity during 2009. The decline in Adomite revenues was partly offset by organic growth in the upstream oil field business, with improvements reported by all regions except North America, which reported slightly lower organic sales from 2008.

Direct contribution by reportable segment for the years ended December 31, 2009 and 2008 may be compared as follows:

	Year Ended December 31		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	2009	2008		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$315.3	$364.2	(13.4)%	(3.9)%	(1.9)%	(7.6)%
Paper Services	119.4	104.3	14.5%	(4.8)%	—	19.3%
Energy Services	321.3	319.1	0.7%	(3.4)%	(0.2)%	4.3%

Direct contribution of Water Services was $315.3 million for the year ended December 31, 2009, a decrease of 13.4% from the $364.2 million reported for 2008. Organically, direct contribution decreased 7.6%, as the impact of lower sales volumes more than offset productivity savings and cost controls. The 1.9% decrease in direct contribution from acquisitions/divestitures was mostly attributable to the September 2008 sale of the Finishing Technologies surface treatment business.

Paper Services reported direct contribution of $119.4 million for the year ended December 31, 2009, a 14.5% improvement over the direct contribution of $104.3 million reported for the year ended

December 31, 2008. Organically, direct contribution grew 19.3%, reflecting the positive results of organizational changes, productivity savings and cost controls, which more than offset the organic sales decrease. As a result, direct contribution as a percent of sales rose to 17.5% in 2009 from 13.1% in 2008.

Energy Services reported direct contribution of $321.3 million for the year ended December 31, 2009, comparable to the $319.1 million reported for 2008. On an organic basis, direct contribution rose 4.3%, despite the 3.6% organic sales decline, as a result of cost controls and productivity savings. Direct contribution as a percent of sales increased to 22.5% in 2009 from 20.9% in 2008.

Liquidity and Capital Resources

Operating activities.    Historically, our main source of liquidity has been our solid cash flow generated by operating activities. For the year ended December 31, 2010, cash provided by operating activities was $347.2 million, a decrease of $246.6 million from 2009. The change was mostly the result of higher accounts receivable and inventory levels driven by increased sales, which resulted in unfavorable changes from 2009 of $225.8 million and $133.0 million, respectively, and was partially offset by an increase of net earnings of $133.8 million.

For the year ended December 31, 2009, cash provided by operating activities was $593.8 million, an increase of $310.7 million over 2008. The improvement was mostly the result of lower inventory and accounts receivable levels, which resulted in favorable changes from 2008 of $209.9 million and $151.7 million, respectively.

Investing activities.    Net property additions of $156.3 million accounted for most of the $194.0 million of cash used for investing activities during the year ended December 31, 2010. The remainder was mostly attributable to $39.5 million of cash used for business acquisitions. We purchased the assets of Res-Kem Corp. and General Water Services Corp. for $7.0 million in April 2010. We acquired substantially all of the business assets of Fabrication Technologies, Inc. for $26.4 million in July 2010, and we paid $6.1 million to purchase the remaining 12.5% interest of Mobotec USA, Inc.

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

Financing activities.    Net cash used for financing activities was $135.6 million for the year ended December 31, 2010. Net payments on borrowings accounted for $58.3 million of the cash used. We repaid $465.0 million of dollar-denominated senior subordinated notes and $260.8 million of senior discount notes that were due to mature in 2013 and 2014, respectively, and €200 million euro-denominated senior subordinated notes due 2013 using cash from operations and the proceeds from the issue of $750 million dollar-denominated notes and €200 million euro-denominated notes that mature in 2019. Other significant financing cash outflows during 2010 included $28.9 million to issue the new notes, an $11.6 million premium to redeem the 2013 senior subordinated notes, a $6.2 million premium to redeem the 2014 senior discount notes, and common stock dividends of $19.3 million.

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

Upon the expiration of our $160 million receivables facility in June 2010, Nalco Company, an indirect subsidiary of Nalco Holding Company, entered into a new three-year receivables facility that provides up to $150 million in funding from a commercial paper conduit sponsored by Credit Agricole Corporate and Investment Bank, based on availability of eligible receivables and satisfaction of other customary conditions.

On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. Under the program, we repurchased 9.5 million of our common shares at a cost of $211.3 million through December 31, 2008. No additional shares have been repurchased in 2009 or 2010.

Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Our primary source of liquidity will continue to be cash flow generated from operations, but we also have availability under a $250 million revolving credit facility that expires in May 2014 and a $150 million receivables facility that matures in June 2013, in each case subject to certain conditions. Under the terms of our senior secured credit facilities, we also have additional term loan borrowing capacity of roughly $500 million as of December 31, 2010. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

Senior secured credit facilities.    As part of a series of refinancing transactions in May 2009, Nalco Company, an indirect subsidiary of Nalco Holding Company, entered into new senior secured credit facilities consisting of a revolving credit facility expiring in May 2014 and a $750.0 million term loan B facility maturing in May 2016. As part of a refinancing transaction described below, the outstanding balance of the term loan B facility was repaid in October 2010. The revolving credit facility provides for borrowings of up to $250.0 million and replaced the former $250.0 million revolving credit facility that would have otherwise expired in November 2009. The U.S. dollar equivalent of $150.0 million under the revolving credit facility can be used, subject to certain collateral obligations, for borrowings by Nalco Company and certain non-U.S. subsidiaries in euros, pounds sterling and other currencies to be agreed. At December 31, 2010, no borrowings were outstanding under the revolving credit facility.

The terms of the senior secured credit facilities allowed us to make future additional term loan borrowings of up to $250.0 million on terms to be agreed with future lenders. In November 2009, the senior secured credit facilities were amended to increase the amount of future additional term loan borrowings from $250.0 million to $550.0 million. The senior secured credit facilities were further amended in May 2010 to increase the aggregate principal amount of additional term loan borrowings from $550.0 million to an amount that would not cause the secured leverage ratio of Nalco Holdings LLC (the direct parent company of Nalco Company) and its subsidiaries on a consolidated basis to exceed 2.00 to 1.00, which represented roughly $500 million of additional term loan borrowing capacity as of December 31, 2010.

In December 2009, Nalco Company entered into a Joinder Agreement to the senior secured credit facilities that provided for a $300.0 million term loan C, which was borrowed at a discount of $27.0 million and matures in May 2016.

In October 2010, Nalco Company entered into two Joinder Agreements to the senior secured credit facilities. One of the Joinder Agreements provided for an additional $650.0 million term loan B facility maturing in October 2017, and the other Joinder Agreement provided for a $100.0 million addition (term loan C-1) to the existing term loan C that matures in May 2016. We borrowed the full amount of these term loans in October 2010, net of an original issue discount equal to 0.5% and 4.5% for the term loan B facility and the term loan C-1 facility, respectively. The net proceeds of these borrowings were used to repay the term loan B that had been borrowed in May 2009 and that was to mature in May 2016.

Borrowings under the revolving credit facility and term loan C bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the revolving credit facility ranges from 2.00% to 3.00% with respect to base rate borrowings and 3.00% to 4.00% with respect to LIBOR or Eurocurrency borrowings depending on our leverage ratio as defined by the revolving credit agreement. The initial margin for the revolving credit facility is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under term loan C is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings.

Term loan B bears interest at a floating base rate plus a credit-rating-based margin of 2.75% or 3.00% with respect to LIBOR borrowings and 3.75% or 4.00% with respect to base rate borrowings. It also provides for a LIBOR minimum of 1.50%. Term loan C-1 bears interest at a floating base rate plus a margin of 1.75% with respect to LIBOR borrowings and a margin of 2.75% with respect to base rate borrowings.

Term loan B, term loan C and term loan C-1 are subject to amortization at 1% of the original principal amount per annum, payable quarterly. The remaining principal amount of term loan B is due on October 5, 2017, and the remaining principal amounts of term loan C and term loan C-1 are due on May 13, 2016.

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

Senior notes, senior subordinated notes and senior discount notes.    On December 22, 2010, Nalco Company issued $750 million aggregate principal amount of 6.625% senior unsecured notes (“Dollar Notes”) and €200 million aggregate principal amount of 6.875% senior unsecured notes (“Euro Notes”, and, together with the Dollar Notes, the “2010 Notes”). The 2010 Notes mature on January 15, 2019, with interest payable in cash on January 15 and July 15 of each year beginning on July 15, 2011. Additional interest is payable in certain circumstances if we do not consummate an exchange offer or shelf registration for the 2010 Notes within 365 days following their issuance. The 2010 Notes do not have required principal payments prior to maturity. Each of the direct and indirect subsidiaries of Nalco Holdings LLC and Nalco Company that guarantees Nalco Company’s obligations under its senior secured credit facilities guarantees the 2010 Notes.

The net proceeds from the issuance of the 2010 Notes, along with cash on hand, were used to fund: (i) the repurchase of $113.1 million of the $465.0 million 8.875% dollar-denominated senior subordinated notes due 2013, and €114.5 million of the €200.0 million aggregate principal amount of 9% euro-denominated senior subordinated notes due 2013, tendered pursuant to a tender offer launched on December 7, 2010 and related tender offer premium; (ii) the redemption of the remaining $351.9 million dollar notes and €85.5 million euro notes; (iii) the repurchase of $260.8 million aggregate principal amount of 9.0% senior discount notes due 2014 co-issued by Nalco Finance Holdings LLC, our direct wholly-owned subsidiary, and Nalco Finance Holdings Inc., and to pay a related premium; and (iv) the payment of fees and expenses incurred in connection with the issuance of the 2010 Notes and the tender offer. As a result, we incurred a $27.4 million loss on extinguishment of debt, which is included in other income (expense), net for the year ended December 31, 2010. The loss was comprised of a $17.8 million premium paid to redeem the existing senior subordinated notes and discount notes, $5.4 million of accelerated amortization of deferred financing costs related to the existing senior subordinated notes and discount notes, and $4.2 million of other related charges.

In May 2009, Nalco Company issued $500.0 million aggregate principal amount of 8.25% senior unsecured notes (the “2009 Notes”). The 2009 Notes were issued at a discount of $10.7 million. The Notes mature on May 15, 2017, with interest payable semi-annually on May 15 and November 15 of each year. The 2009 Notes do not have required principal payments prior to maturity. Each of the direct and indirect subsidiaries of Nalco Holdings LLC and Nalco Company that guarantees Nalco Company’s obligations under the senior secured credit facilities guarantees the 2009 Notes.

In May 2009, net proceeds from the 2009 Notes and term loan B were used to repay $735.0 million of existing term loan borrowings, and to redeem $475.0 million aggregate principal amount of senior notes due November 2011. In December 2009, available cash and net proceeds from term loan C were used to redeem €200.0 million aggregate principal amount of senior notes due November 2011 and the remaining $190.0 million aggregate principal amount of senior notes due November 2011. As a result, we incurred a $20.5 million loss on extinguishment of debt, which is included in other income (expense), net for the year ended December 31, 2009. The loss was comprised of $10.4 million of accelerated amortization of deferred financing costs related to the existing term loans and senior notes, a $9.2 million premium paid to redeem the $475.0 million of existing senior notes, and $0.9 million of other related charges.

In January 2004, Nalco Finance Holdings LLC and Nalco Finance Holdings Inc. (together, the “Issuers”), issued $694.0 million aggregate principal amount at maturity of 9.00% senior discount notes due 2014. In December 2004, the Issuers redeemed a portion of the senior discount notes using proceeds from the initial public offering of common stock of Nalco Holding Company. In December 2010, the Issuers redeemed an additional $260.8 million of the senior discount notes using proceeds from the 2010 Notes.

After the partial redemption in 2004, the aggregate principal amount at maturity of the notes declined to $460.8 million. Prior to February 1, 2009, interest accrued on the notes in the form of an increase in the accreted value of such notes. The accreted value of each note increased from the date of issuance until February 1, 2009, at a rate of 9.00% per annum, reflecting the accrual of non-cash interest, such that the accreted value equaled the then principal amount at maturity of $460.8 million. Cash interest payments on the notes became due and payable beginning in August 2009. After the additional partial redemption in 2010, the aggregate principal amount at maturity of the notes declined to $200.0 million.

The senior secured credit facilities, the 2009 Notes, the 2010 Notes, and the senior discount notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends and distributions or repurchase certain capital stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business; and enter into hedging agreements. In addition, we must maintain financial covenants, including a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditure limitation. We were in compliance with all covenants at December 31, 2010.

The senior secured credit facilities and the indentures governing the senior notes and the senior discount notes limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	pay dividends on or make other distributions or repurchase certain capital stock;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by our restricted subsidiaries;

•	use assets as security in other transactions; and

•	sell certain assets or merge with or into other companies.

Subject to certain exceptions, the indentures governing the senior notes and the senior discount notes permit our restricted subsidiaries and us to incur additional indebtedness, including secured indebtedness.

Local lines of credit.    Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of December 31, 2010, the aggregate outstanding balance under these local lines of credit was approximately $79.8 million. Certain of these lines of credit are equally and ratably secured with obligations under our senior credit facilities.

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

Availability of funding under the receivables facility in a given month depends primarily upon the outstanding trade accounts receivable balance at the end of the previous month. Aggregate availability is determined by using a formula that reduces the gross receivables balance by factors that take into account historical default and dilution rates, excessive concentrations and average days outstanding and the costs of the facility. Of the $150.0 million available for borrowing based on the amount of receivables eligible for financing as of November 30, 2010, we had $67.8 million of outstanding borrowings at December 31, 2010.

This facility is treated as a general financing agreement resulting in the borrowings and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Contractual Obligations and Commitments

The following table summarizes our expected cash outflows resulting from our contractual obligations as of December 31, 2010:

	Payments Due By Period
(dollars in millions)	Total	2011	2012 to 2013	2014 to 2015	2016 and beyond
Contractual Obligations:
Debt obligations:
Principal	$2,830.3	$10.5	$88.8	$221.0	$2,510.0
Interest	1,100.1	166.2	330.6	292.7	310.6

Total debt obligations	3,930.4	176.7	419.4	513.7	2,820.6
Operating lease obligations (1)	265.6	56.9	46.7	32.5	129.5
Purchase obligations (2)	11.0	5.6	1.9	3.5	—
Other long-term liabilities (3)	203.9	50.0	100.0	30.5	23.4

Total	$4,410.9	$289.2	$568.0	$580.2	$2,973.5

(1)	Represents future minimum rental payments related to administrative, research, manufacturing, and warehouse facilities. Operating leases are also in place for vehicles and office equipment, the amounts of which are not readily available.

(2)	The amounts included in the table represent contractual obligations to fund a joint venture. Excluded from the table are open purchase orders for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.

(3)	The amounts in long-term liabilities represent our expected pension funding for the principal domestic defined benefit pension plan. We currently intend to contribute approximately $50.0 million each year until the plan is sufficiently funded, although this could increase or decrease as a result of changes in interest rates and returns on plan assets from what is currently assumed.

Our contractual obligations and commitments over the next several years are significant. Our primary source of liquidity will continue to be cash flow generated from operations. In the period January 1, 2008 through December 31, 2010, our cumulative cash flow from operations was $1,224.1 million. We have availability under a $250 million revolving credit facility to assist us, if required, in meeting our working capital needs and other contractual obligations. This multi-year revolving credit facility matures in May 2014. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. At December 31, 2010, we had $230.8 million of borrowing capacity available under our revolving credit facility, which reflects no outstanding borrowings and reduced availability as a result of $19.2 million in outstanding letters of credit.

We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements. Our ability to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things.

The following table summarizes our expected cash outflows resulting from commercial commitments as of December 31, 2010. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires our performance pursuant to a funding commitment.

	Amount of Commitment Expiration Per Period
(dollars in millions)	Total	2011	2012 to 2013	2014 to 2015	2016 and beyond
Commercial Commitments:
Standby letters of credit (1)	$44.6	$37.7	$6.4	$0.2	$0.3
Guarantees	—	—	—	—	—
Other commercial commitments (2)	6.9	3.1	3.8	—	—

Total	$51.5	$40.8	$10.2	$0.2	$0.3

(1)	The final maturity of current instruments is subject to annual renewal.

(2)	Represents performance and contractor bonds outstanding.

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

In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The guidance is effective for us on January 1, 2011, We do not expect adoption of the guidance to have a material effect on our financial statements.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance. The guidance is effective for us on January 1, 2011. We do not expect adoption of the guidance to have a material effect on our financial statements.

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

In December 2010, the FASB issued authoritative guidance that amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance is effective for us January 1, 2011. Any impairment to be recorded upon adoption is to be recognized as an adjustment to beginning retained earnings. We do not expect adoption of the guidance to have any impact on our consolidated financial statements.

In December 2010, the FASB issued authoritative guidance that addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance clarifies that when presenting comparative financial statements, an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Since this guidance impacts disclosure requirements only, its adoption will not have a material impact on our financial statements.

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

Upon issuance, we have designated euro-denominated borrowings of Nalco Company as a hedge of our net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustment, a component of accumulated other comprehensive income, to offset changes in the value of our net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency. The carrying value of euro-denominated debt designated as a net investment hedge was $267.4 million at December 31, 2010.

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. For the year ended December 31, 2010, we recorded a $20.3 million non-cash pretax gain in the accumulated foreign currency translation adjustment account related to this hedge. No hedge ineffectiveness was recorded in income.

We also manage operational (transactional) foreign currency risk, particularly in emerging markets, by closely managing both pricing and raw material sourcing. Risks associated with foreign exchange translation exposures are not hedged.

We have exposure to fluctuations in foreign currency exchange rates. Based on our derivative foreign currency instruments outstanding at December 31, 2010 and 2009, a 10% strengthening or weakening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a gain or loss in fair values of less than $7.4 million and $5.8 million for the respective year.

At December 31, 2010, we had $1,162.7 million of variable rate debt. A 1% increase in the average interest rate would increase future interest expense by approximately $11.6 million per year.

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

Nalco Holding Company and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nalco Holding Company

In our opinion, the accompanying consolidated balance sheet as of December 31, 2010 and the related consolidated statements of operations, equity, and cash flows for the year then ended present fairly, in all material respects, the financial position of Nalco Holding Company and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2010 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Nalco Holding Company

We have audited the accompanying consolidated balance sheet of Nalco Holding Company and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years ended December 31, 2009 and 2008. Our audits also included the financial statement schedules for each of the years ended December 31, 2009 and 2008 listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nalco Holding Company and subsidiaries at December 31, 2009, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for each of the years ended December 31, 2009 and 2008 when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

February 26, 2010

Nalco Holding Company and Subsidiaries

Consolidated Balance Sheets

(dollars in millions)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$128.1	$127.6
Trade accounts receivable, less allowances of $13.2 and $17.8 in 2010 and 2009, respectively	765.5	681.2
Inventories	330.0	313.8
Deferred income taxes	63.9	25.6
Prepaid expenses, taxes and other current assets	147.2	96.6

Total current assets	1,434.7	1,244.8
Property, plant, and equipment, net	729.1	678.1
Goodwill	1,844.1	1,800.0
Other intangible assets, net	1,023.3	1,055.9
Deferred financing costs	73.6	60.9
Other noncurrent assets	118.9	125.1

Total assets	$5,223.7	$4,964.8

Liabilities and equity
Current liabilities:
Accounts payable	$356.5	$315.4
Accrued expenses	214.2	209.2
Accrued compensation	134.5	139.0
Short-term debt	90.0	229.8
Income taxes	63.0	32.4

Total current liabilities	858.2	925.8
Long-term debt	2,782.0	2,714.3
Deferred income taxes	260.3	202.9
Accrued pension benefits	405.6	418.1
Other liabilities	190.1	212.1

Total liabilities	4,496.2	4,473.2

Equity:
Nalco Holding Company shareholders’ equity:
Common stock, par value $0.01 per share; authorized 500,000,000 shares; 147,925,072 shares and 147,730,531 shares issued in 2010 and 2009, respectively	1.4	1.4
Additional paid-in capital	800.7	776.1
Treasury stock, at cost; 9,535,943 shares in 2010 and 2009	(211.3)	(211.3)
Accumulated deficit	(45.6)	(227.8)
Accumulated other comprehensive income	151.6	133.2

Nalco Holding Company shareholders’ equity	696.8	471.6
Noncontrolling interests	30.7	20.0

Total equity	727.5	491.6

Total liabilities and equity	$5,223.7	$4,964.8

See notes to consolidated financial statements.

Nalco Holding Company and Subsidiaries

Consolidated Statements of Operations

(dollars in millions, except per share amounts)

	Year ended December 31
	2010	2009	2008
Net sales	$4,250.5	$3,746.8	$4,212.4
Operating costs and expenses:
Cost of product sold	2,336.7	2,040.9	2,381.8
Selling, administrative and research expenses	1,285.4	1,206.3	1,246.5
Amortization of intangible assets	43.2	47.9	56.8
Restructuring expenses	2.6	47.8	33.4
Gain on divestiture	—	—	(38.1)
Impairment of goodwill	4.9	—	544.2

Total operating costs and expenses	3,672.8	3,342.9	4,224.6

Operating earnings (loss)	577.7	403.9	(12.2)
Other income (expense), net	(45.1)	(17.6)	(17.4)
Interest income	4.3	3.9	8.3
Interest expense	(231.9)	(254.5)	(258.8)

Earnings (loss) before income taxes	305.0	135.7	(280.1)
Income tax provision	103.3	67.8	54.5

Net earnings (loss)	201.7	67.9	(334.6)
Less: Net earnings attributable to noncontrolling interests	5.5	7.4	8.0

Net earnings (loss) attributable to Nalco Holding Company	$196.2	$60.5	$(342.6)

Net earnings (loss) per share attributable to Nalco Holding Company common shareholders:
Basic	$1.42	$0.44	$(2.44)

Diluted	$1.41	$0.44	$(2.44)

Weighted-average shares outstanding (millions):
Basic	138.3	138.2	140.1

Diluted	139.4	138.6	140.1

See notes to consolidated financial statements.

Nalco Holding Company and Subsidiaries

Consolidated Statements of Equity

(dollars in millions, except per share amounts)

	Nalco Holding Company Shareholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance at January 1, 2008	144,377,068	$1.4	4,588,500	$(108.0)	$749.7	$100.7	$374.0	$16.7
Share-based compensation	238,647	—	—	—	6.5	—	—	—
Reclassification of restricted stock no longer subject to cash settlement	—	—	—	—	8.0	—	—	—
Warrant exercise	2,126,650	—	—	—	—	—	—	—
Exercise of stock options	21,665	—	—	—	0.3	—	—	—
Increase in redemption value of noncontrolling interest	—	—	—	—	—	(5.1)	—	—
Purchases of treasury stock	—	—	4,947,443	(103.3)	—	—	—	—
Dividends on common stock ($0.14 per share)	—	—	—	—	—	(19.6)	—	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	(7.7)
Other changes in noncontrolling interests	—	—	—	—	—	—	—	(0.3)
Net loss	—	—	—	—	—	(342.6)	—	8.0	$(334.6)
Other comprehensive income (loss):
Net actuarial losses — net of tax benefit of $18.6	—	—	—	—	—	—	(30.7)	—	(30.7)
Net prior service cost — net of tax benefit of $1.6	—	—	—	—	—	—	(5.2)	—	(5.2)
Gain on derivatives — net of tax of $0.8	—	—	—	—	—	—	1.3	—	1.3
Currency translation adjustments — net of tax of $12.3	—	—	—	—	—	—	(231.4)	2.7	(228.7)

Comprehensive loss									(597.9)

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

Nalco Holding Company and Subsidiaries

Consolidated Statements of Equity (continued)

(dollars in millions, except per share amounts)

	Nalco Holding Company Shareholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Share-based compensation	308,272	—	—	—	11.1	—	—	—
Warrant exercise	625,299	—	—	—	—	—	—	—
Exercise of stock options	32,930	—	—	—	0.5	—	—	—
Increase in redemption value of noncontrolling interest	—	—	—	—	—	(0.2)	—	—
Dividends on common stock ($0.14 per share)	—	—	—	—	—	(19.3)	—	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	(7.2)
Other changes in noncontrolling interests	—	—	—	—	—	—	—	0.5
Net earnings	—	—	—	—	—	60.5	—	7.4	$67.9
Other comprehensive income (loss):
Net actuarial losses — net of tax benefit of $36.2	—	—	—	—	—	—	(106.4)	—	(106.4)
Net prior service credit — net of tax benefit of $2.1	—	—	—	—	—	—	14.0	—	14.0
Gain on derivatives — net of tax of $0.4	—	—	—	—	—	—	0.6	—	0.6
Currency translation adjustments — net of tax benefit of $8.1	—	—	—	—	—	—	117.5	(0.1)	117.4

Comprehensive income									93.5
Less: Comprehensive income attributable to noncontrolling interests									7.3

Comprehensive income attributable to Nalco Holding Company									$86.2

Balance at December 31, 2009	147,730,531	1.4	9,535,943	(211.3)	776.1	(227.8)	133.2	20.0

Nalco Holding Company and Subsidiaries

Consolidated Statements of Equity (continued)

(dollars in millions, except per share amounts)

	Nalco Holding Company Shareholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Noncontrolling Interests	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Share-based compensation	128,257	—	—	—	18.7	—	—	—
Exercise of stock options	66,284	—	—	—	1.2	—	—	—
Acquisition without the transfer of consideration	—	—	—	—	10.3	—	—	10.2
Dividends on common stock ($0.14 per share)	—	—	—	—	—	(19.3)	—	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	(6.4)
Additional investments in subsidiaries and other changes in non-controlling interests	—	—	—	—	(5.6)	5.3	—	(0.7)
Net earnings	—	—	—	—	—	196.2	—	5.5	$201.7
Other comprehensive income (loss):
Net actuarial losses — net of tax benefit of $3.4	—	—	—	—	—	—	(4.5)	(0.1)	(4.6)
Net prior service credit — net of tax of $2.8	—	—	—	—	—	—	3.6	—	3.6
Currency translation adjustments — net of tax of $7.4	—	—	—	—	—	—	19.3	2.2	21.5

Comprehensive income									222.2
Less: Comprehensive income attributable to noncontrolling interests									7.6

Comprehensive income attributable to Nalco Holding Company									$214.6

Balance at December 31, 2010	147,925,072	$1.4	9,535,943	$(211.3)	$800.7	$(45.6)	$151.6	$30.7

See notes to consolidated financial statements.

Nalco Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in millions)

	Year ended December 31
	2010	2009	2008
Operating activities
Net earnings (loss)	$201.7	$67.9	$(334.6)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	123.1	142.3	136.6
Amortization	43.2	47.9	56.8
Gain on divestiture	—	—	(38.1)
Impairment of goodwill	4.9	—	544.2
Amortization of deferred financing costs and accretion of senior discount notes	11.8	11.0	48.0
Loss on early extinguishment of debt	27.4	20.5	—
Equity in earnings of unconsolidated subsidiaries, net of distributions	0.7	1.2	1.9
Deferred income taxes	15.0	(6.3)	(30.7)
Amortization of unearned employee profit sharing and accretion of obligation	—	23.3	20.1
Defined benefit pension plan expense	21.6	47.3	45.1
Defined benefit pension plan contributions	(66.9)	(72.9)	(86.2)
Other, net	51.4	42.6	14.2
Changes in current assets and liabilities:
Trade accounts receivable	(92.1)	133.7	(18.0)
Inventories	(15.9)	117.1	(92.8)
Accounts payable	37.1	7.5	(7.0)
Other	(15.8)	10.7	23.6

Net cash provided by operating activities	347.2	593.8	283.1
Investing activities
Additions to property, plant, and equipment, net	(156.3)	(102.2)	(133.1)
Business purchases	(39.5)	(27.6)	(21.7)
Net proceeds from business divestiture	—	—	74.1
Other investing activities	1.8	(6.0)	(14.7)

Net cash used for investing activities	(194.0)	(135.8)	(95.4)
Financing activities
Cash dividends	(19.3)	(19.3)	(19.7)
Proceeds from long-term debt	1,823.4	1,511.6	34.0
Payments of long-term debt	(1,724.3)	(1,772.9)	(70.8)
Short-term debt, net	(157.4)	(45.7)	(65.8)
Redemption premium on early extinguishment of debt	(17.8)	(9.2)	—
Deferred financing costs	(28.9)	(54.7)	—
Purchases of treasury stock	—	—	(103.3)
Other financing activities	(11.3)	(8.4)	(7.3)

Net cash used for financing activities	(135.6)	(398.6)	(232.9)
Effect of foreign exchange rate changes on cash and cash equivalents	(17.1)	6.4	(12.9)

Increase (decrease) in cash and cash equivalents	0.5	65.8	(58.1)
Cash and cash equivalents at beginning of the period	127.6	61.8	119.9

Cash and cash equivalents at end of the period	$128.1	$127.6	$61.8

Supplemental cash flows information
Cash paid during the period for:
Interest	$226.2	$234.0	$213.7
Income taxes	94.3	68.5	84.5

See notes to consolidated financial statements.

Nalco Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in millions, except per share amounts)

December 31, 2010

1.    Description of Business and Change in Ownership

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

Reclassifications

Certain minor reclassifications have been made to the consolidated balance sheet at December 31, 2009 and consolidated statements of operations for the years ended December 31, 2009 and 2008 to conform to the current year presentation. These reclassifications had no effect on net earnings or equity reported for any period.

Foreign Currency Translation

Local currencies are the functional currencies for most foreign operations. Their balance sheets and income statements are translated at current and average exchange rates, respectively, with any resulting

2.    Summary of Significant Accounting Policies (continued)

translation adjustments included in the currency translation adjustment account in shareholders’ equity. The financial statements of any foreign subsidiaries that operate in highly inflationary environments are translated using a combination of current, average, and historical exchange rates, with the resulting translation impact included in results of operations. Exchange adjustments resulting from transactions executed in different currencies are included in other income (expense), net in the statements of operations. (See Note 17.)

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. We believe the likelihood of incurring material losses due to concentration of credit risk is remote. The principal financial instruments subject to credit risk are as follows:

Cash and Cash Equivalents

A formal policy exists of placing these instruments in investment grade companies and institutions and limiting the size of deposits with any single entity.

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

Inventory Valuation

Inventories are valued at the lower of cost or market. Approximately 66% and 64% of the inventories at December 31, 2010 and 2009, respectively, are valued using the average cost or first-in, first-out (FIFO) method. The remaining inventories are valued using the last-in, first-out (LIFO) method. Reported inventory amounts would have been $24.3 million and $9.7 million higher at December 31, 2010 and 2009, respectively, if the FIFO method of accounting had been used for all inventories.

The LIFO method is used only in the United States. Most of the countries outside of the United States where we have subsidiaries do not permit the use of the LIFO method. In those countries where its use is permitted, we have not adopted the LIFO method of inventory valuation because the value of the inventories in those countries is not significant.

2.    Summary of Significant Accounting Policies (continued)

Inventories consist of the following:

	December 31, 2010	December 31, 2009
Finished products	$246.0	$232.6
Raw materials and work-in-process	84.0	81.2

	$330.0	$313.8

As of December 31, 2010 and 2009, our finished products inventories included $50.1 million and $47.4 million, respectively, of consignment inventories at customer sites to better serve and meet the needs of our customers.

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

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Depreciation expense	$123.1	$142.3	$136.6

The estimated useful lives of the major classes of depreciable assets are as follows:

Classification	Estimated Useful Lives
Buildings	33 to 40 years
Software	5 years
Equipment	3 to 15 years

Property, plant, and equipment consist of the following:

	December 31, 2010	December 31, 2009
Land	$83.7	$83.6
Buildings	248.6	226.3
Software	153.8	154.9
Equipment	1,142.9	1,018.0

	1,629.0	1,482.8
Accumulated depreciation	(899.9)	(804.7)

Property, plant, and equipment, net	$729.1	$678.1

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

2.    Summary of Significant Accounting Policies (continued)

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

Deferred Financing Costs

Deferred financing costs are incurred to obtain long-term financing and are amortized using the effective interest method over the term of the related debt. The amortization of deferred financing costs, which is classified in interest expense in the statement of operations, for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Amortization of deferred financing costs	$11.8	$7.7	$9.7

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

A reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligation is shown in the following table:

	2010	2009
Balance as of January 1	$14.7	$4.8
Liabilities incurred	0.9	5.7
Liabilities settled	(0.9)	—
Accretion expense	0.2	0.4
Revisions in estimated liabilities	(5.2)	3.4
Changes due to translation of foreign currencies	(0.3)	0.4

Balance as of December 31	9.4	14.7
Less current portion	(2.5)	(3.7)

Asset retirement obligation, long term	$6.9	$11.0

2.    Summary of Significant Accounting Policies (continued)

A liability has been recorded for remediation and demolition activities at certain manufacturing sites where legal obligations associated with the retirement of tangible long-lived assets exist and potential settlement dates can be determined. The liability for other asset retirement obligations cannot currently be measured as the retirement dates are not yet determinable. We will recognize the liability when sufficient information exists to estimate potential settlement dates.

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

Derivative Instruments

Derivatives are recognized as either assets or liabilities in the consolidated balance sheets at fair value.

Revenue Recognition

Revenue from sales of products, including amounts billed to customers for shipping and handling costs, is recognized at the time: (1) persuasive evidence of an arrangement exists, (2) ownership and all risks of loss have been transferred to the buyer, (3) the price is fixed and determinable, and (4) collectability is reasonably assured. Revenue from saleable services is recognized when the services are provided to the customer.

Cost of Product Sold

Cost of product sold includes the cost of inventory (materials and conversion costs) sold to customers, shipping and handling costs, and certain warehousing costs. It also includes inbound freight charges, purchasing and receiving costs, packaging, quality assurance costs, internal transfer costs, and other costs

2.    Summary of Significant Accounting Policies (continued)

of our distribution network. It also includes supply chain administration, safety, health and environmental administration, and the costs of labor for services provided, whether as saleable services or as part of a multiple deliverables arrangement.

Selling, Administrative and Research Expenses

Selling expenses include the cost of our sales force and marketing staff and their related expenses.

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans.

Research and development expenses represent the cost of our research and development personnel and their related expenses, including research facilities. Research and development costs are charged to expense as incurred.

Selling, administrative and research expenses for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Selling expenses	$958.2	$875.6	$969.7
Administrative expenses	246.8	256.3	203.5
Research expenses	80.4	74.4	73.3

Recent Accounting Pronouncements

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

In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The guidance is effective for us on January 1, 2011. We do not expect adoption of the guidance to have a material effect on our financial statements.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance. The guidance is effective for us on January 1, 2011. We do not expect adoption of the guidance to have a material effect on our financial statements.

2.    Summary of Significant Accounting Policies (continued)

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

In December 2010, the FASB issued authoritative guidance that amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance is effective for us January 1, 2011. Any impairment to be recorded upon adoption is to be recognized as an adjustment to beginning retained earnings. We do not expect adoption of the guidance to have any impact on our consolidated financial statements.

In December 2010, the FASB issued authoritative guidance that addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance clarifies that when presenting comparative financial statements, an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Since this guidance impacts disclosure requirements only, its adoption will not have a material impact on our financial statements.

3.    Acquisitions and Divestitures

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

In July 2010, we acquired substantially all of the business assets of Fabrication Technologies, Inc. (“FabTech”), a North American supplier of enhanced oil recovery (“EOR”) mixing and injection equipment, for an initial installment of $21.5 million. The purchase agreement provides for a final installment of $2.5 million, which was paid in December 2010 and up to $8.0 million of additional contingent consideration payable in cash if specified gross profit targets are achieved in the years 2010, 2012 or 2013. This additional consideration is not contingent on the former shareholder remaining employed. The agreement also provides for an adjustment to the purchase price for projects that were in-process at the acquisition date, which was settled in December 2010 for $2.4 million.

The acquisition of FabTech was made to complete our integrated EOR solutions platform that we started in 2008. The purchase price, including the estimated fair value of the additional contingent consideration, exceeded the fair value of the net tangible assets acquired by $18.9 million, of which $15.6 million was allocated to goodwill and $3.3 million was allocated to other intangible assets. The goodwill resulting from this acquisition was allocated to the Energy Services segment and consists largely of our expected future product sales and synergies from combining FabTech’s products with our other EOR product offerings. All of the goodwill is expected to be deductible for income tax purposes. The fair

3.    Acquisitions and Divestitures (continued)

value of the additional contingent consideration was measured using internal cash flow estimates (i.e., Level 3 in the fair value hierarchy established by authoritative guidance issued by the FASB for fair value measurements).

In April 2010, we purchased the assets of Res-Kem Corp. and General Water Services Corp., leading regional suppliers of water treatment services and equipment, including deionized water, for an initial installment of $6.0 million. The purchase agreement provides for a second and final installment of $1.0 million, which was paid in October 2010, and $0.5 million of additional contingent consideration if specified revenue targets are achieved through March 2015. This additional consideration is not contingent on any selling shareholders remaining employed. The purchase price, including the estimated fair value of the additional contingent consideration, exceeded the fair value of the net tangible assets acquired by $6.3 million, of which $5.5 million was allocated to goodwill and $0.8 million was allocated to other intangible assets. The goodwill resulting from this acquisition, all of which is expected to be deductible for income tax purposes, was allocated to the Water Services segment. The fair value of the additional contingent consideration was measured using internal cash flow estimates (i.e., Level 3 in the fair value hierarchy established by authoritative guidance issued by the FASB for fair value measurements).

In January 2010, we acquired a 50.1% controlling financial interest in Nalco Africa, a new entity formed with Protea Chemicals, one of Africa’s largest suppliers of industrial chemicals and services. Protea Chemicals is a division of the Omnia Group, a diversified and specialist chemical services company located in Johannesburg, South Africa. The new entity enables us to re-enter the water and process treatment markets of southern Africa. The business combination did not involve the transfer of consideration, but under the terms of a technical assistance and license agreement executed at the time of the combination, we have licensed to Nalco Africa rights to certain of our patents, know-how and trademarks. The fair value of the business acquired was $20.1 million, of which $16.0 million was allocated to goodwill, $5.7 million was allocated to other intangible assets, and $1.6 million was allocated to a deferred tax liability. The goodwill consists primarily of our expectation of future sales growth in this geographic market and intangible assets that do not qualify for separate recognition. The goodwill was allocated to the Water Services segment and is not expected to be deductible for tax purposes. The fair value of the business acquired was measured using internal cash flow estimates (i.e., Level 3 in the fair value hierarchy established by authoritative guidance issued by the FASB for fair value measurements).

In March 2009, we acquired the assets of Crossbow Water, a regional high-purity water and water pre-treatment company, for $22.1 million. The purchase agreement provides for up to $21.0 million of additional contingent consideration, payable in cash, based upon the achievement of specified revenue targets measured through March 2014. This additional consideration is not contingent on any selling shareholders remaining employed. The purchase price, including the estimated fair value of the additional contingent consideration, exceeded the fair value of the net tangible assets acquired by $25.1 million, of which $10.8 million was allocated to goodwill and $14.3 million was allocated to other intangible assets. The goodwill resulting from this acquisition was allocated to the Water Services segment and largely consists of expected sales growth and synergies resulting from the acquisition. All of the goodwill is expected to be deductible for income tax purposes.

During 2008, we purchased 100% of the outstanding shares of TIORCO, Inc., a company engaged in the enhanced oil recovery business, for $8.5 million, net of cash acquired. The purchase agreement included a provision for two contingent payments. The first payment of $3.1 million was paid during 2008, and the second payment, which was paid in 2009, was $4.8 million. Both payments were accounted for as additional purchase price. The purchase price, including the contingent payments, exceeded the fair value of the net tangible assets acquired by $15.8 million, of which $10.2 million was allocated to goodwill and $5.6 million was allocated to other intangible assets. The goodwill from this acquisition resulted from the expectation of sales growth into this new market and other expected synergies. The goodwill was allocated to the Energy Services segment and is not expected to be deductible for tax purposes.

3.    Acquisitions and Divestitures (continued)

In August 2008, we purchased the assets of G&L Soap Injection Enterprise, LLC and Six Degrees, LLC, companies engaged in the business of treating gas and oil wells, for $7.0 million. The purchase price exceeded the fair value of the net tangible assets acquired by $6.3 million, of which $3.5 million was allocated to goodwill and $2.8 million was allocated to other intangible assets. The purchase agreement included a provision for three contingent payments totaling $2.0 million that are earned if certain targets are achieved in the years 2009, 2010 and 2011. The 2009 target was achieved, and a payment of $0.7 million was made in 2009, which was accounted for as additional purchase price. The 2010 target was achieved, and a payment of $0.7 million was made in January 2011 that will be accounted for as additional purchase price. The goodwill resulting from this acquisition was allocated to the Energy Services segment and is expected to be deductible for tax purposes.

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

4.    Securitization of Accounts Receivable

We have an accounts receivable securitization facility with a commercial paper conduit sponsored by Credit Agricole Corporate and Investment Bank that provides up to $150.0 million in funding, based on availability of eligible receivables and satisfaction of other customary conditions, which expires in June 2013. This facility replaced the previous facility that provided up to $160.0 million in funding that expired in June 2010.

Under the facility, Nalco Company (the “Seller”), a wholly owned indirect subsidiary of Nalco Holding Company, transfers all eligible trade accounts receivable (the “Receivables”) to a bankruptcy-remote, wholly owned, special purpose limited liability company (the “Transferor”). Pursuant to a Receivables Transfer Agreement, the Transferor then transfers an undivided interest in the Receivables to the commercial paper conduit or the related bank sponsor (the “Transferees”) in exchange for cash.

The financing fee charged by the Transferees under the facility is based on the amount funded and the conduit’s cost of funds for issuing commercial paper plus a margin that varies based on the leverage ratio as calculated under our senior credit facilities. The Transferees also charge a facility fee of 0.5% per annum on 102% of the total funding commitment under the facility.

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

4.    Securitization of Accounts Receivable (continued)

The facility is accounted for as a general financing agreement resulting in the funding and related Receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the facility being recorded as interest expense. We had $67.8 million of outstanding borrowings at December 31, 2010 and no outstanding borrowings at December 31, 2009.

5.    Goodwill

Changes in the carrying value of goodwill from January 1, 2009 to December 31, 2010 are summarized below:

	Water Services	Paper Services	Energy Services	Total
Balance as of January 1, 2009:
Goodwill	$1,176.8	$544.2	$523.3	$2,244.3
Accumulated impairment losses	—	(544.2)	—	(544.2)

	1,176.8	—	523.3	1,700.1

Acquisitions	16.2	—	—	16.2
Contingent consideration	—	—	5.5	5.5
Purchase price allocations	—	—	(3.5)	(3.5)
Other	1.6	—	—	1.6
Effect of foreign currency translation	58.0	—	22.1	80.1

Balance as of December 31, 2009:
Goodwill	1,252.6	544.2	547.4	2,344.2
Accumulated impairment losses	—	(544.2)	—	(544.2)

	1,252.6	—	547.4	1,800.0

Acquisitions	21.5	—	15.6	37.1
Purchase price allocations	(5.4)	—	—	(5.4)
Correction of purchase price allocation	10.7	4.9	4.5	20.1
Impairment charge	—	(4.9)	—	(4.9)
Reclassifications	4.5	—	(4.5)	—
Other	1.1	—	1.1	2.2
Effect of foreign currency translation	(5.5)	—	0.5	(5.0)

Balance as of December 31, 2010:
Goodwill	1,279.5	549.1	564.6	2,392.2
Accumulated impairment losses	—	(549.1)	—	(549.1)

	$1,279.5	$—	$564.6	$1,844.1

During 2004, as part of the allocation of the purchase price paid for the Predecessor by the Sponsors, certain deferred tax assets totaling $20.1 million were recorded, with a corresponding reduction to goodwill. During 2010, we determined that these deferred tax assets were recorded in error. In accordance with authoritative guidance issued by the FASB, we corrected this error in the purchase price allocation by reversing the deferred tax asset and increasing goodwill.

Of the $20.1 million adjustment to goodwill, $4.9 million was allocated to our Paper Services reporting unit. Because the entire balance of goodwill of our Paper Services reporting unit was written off in 2008, when it was determined that it was impaired, the $4.9 million was immediately written off.

We performed our annual impairment test during the fourth quarter of 2010 and 2009 with no goodwill impairment indicated.

6.    Other Intangible Assets

Intangible assets are summarized as follows:

	December 31, 2010		December 31, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets subject to amortization:
Customer relationships	$529.4	$(394.3)	$521.5	$(365.4)
Patents and developed technology	130.5	(80.4)	130.4	(67.8)
Other	6.7	(3.4)	5.4	(2.6)
Intangibles not subject to amortization:
Trademarks and trade names	834.8	—	834.4	—

	$1,501.4	$(478.1)	$1,491.7	$(435.8)

Estimated annual amortization expense for the years 2011 through 2015 is as follows:

Year ending December 31
2011	$39.0
2012	34.9
2013	29.8
2014	18.7
2015	16.1

7.    Profit Sharing and Savings Plan

We sponsor a defined contribution profit sharing and savings plan that enables most U.S. employees to share in our success and growth, and that provides them with additional income for retirement. Under the plan, annual profit sharing contributions are made to the accounts of participating employees that vary based on our financial performance. In addition, the plan provides for matching contributions of up to 4% of pay for employees who elect to contribute to 401(k) accounts. All contributions are made to the Profit Sharing, Investment and Pay Deferral Plan Trust (the “Trust”).

Prior to 2010, participants in the domestic pension plan received lower profit sharing and 401(k) matching contributions than other employees. However, because the domestic pension plan was amended in 2009 such that pension plan participants would no longer earn service credit beginning in 2010, the profit sharing and 401(k) matching contributions for those employees were increased to the same level as all other employees.

The Predecessor previously had an Employee Stock Ownership Plan (“ESOP”), which gave most U.S. employees an additional opportunity to share in the ownership of the Predecessor’s stock. Preferred shares were allocated to eligible employees based on a percentage of pretax earnings.

At the inception of the ESOP, the Predecessor and a trustee entered into a trust agreement, constituting the ESOP Trust, to fund benefits under the Predecessor’s ESOP. As part of its acquisition of Nalco Chemical Company in November 1999, Suez purchased from the trustee all of the issued and outstanding Series B ESOP Convertible Preferred Stock. The trustee credited proceeds from the sale of allocated shares to participants’ accounts. Under the terms of an agreement (the “Contribution Agreement”), the Predecessor and the ESOP trustee agreed that the trustee would use proceeds from the sale of shares held in the loan suspense account to repay the outstanding principal and accrued interest on the ESOP loans. It was also agreed that all proceeds remaining after the repayment of the loans and accrued interest would be allocated to participants’ accounts. In return, the Predecessor agreed to make contributions to the Trust on or before December 31, 2010, having a present value equal to $124.6 million, the outstanding principal and accrued interest paid on the ESOP loans. The plan was amended

7.    Profit Sharing and Savings Plan (continued)

effective January 1, 2003 to also permit matching contributions under the Company’s 401(k) plan to count as contributions to the Trust. The Contribution Agreement provided for specified minimum annual contributions to be made to the Trust, with interest accruing on the outstanding contribution balance at an annual rate of 8.5% compounded monthly.

Pursuant to the Stock Purchase Agreement, we entered into an agreement (the “Reimbursement Agreement”) with Suez on November 4, 2003, whereby Suez would reimburse us for all contributions we made to the Trust in order to satisfy our obligation under the Contribution Agreement. As part of the allocation of the Acquisition purchase price, we recorded a receivable from Suez of $112.7 million, equivalent to our recorded liability to the Trust, and recorded a $115.0 million unearned employee profit sharing asset, which was amortized to reflect profit sharing and 401(k) matching contribution expenses in the period earned by employees. The unearned employee profit sharing asset was fully amortized during 2009, and we paid our remaining obligation under the Contribution Agreement to the Trust during 2010, which was reimbursed to us by Suez. At December 31, 2010, both the receivable from Suez and our obligation to the Trust under the Contribution Agreement were zero.

Because Suez reimbursed us for payments that we made toward satisfying our obligation under the Contribution Agreement, expenses related to the Contribution Agreement were non-cash in nature. All profit sharing and 401(k) matching contribution expenses recognized subsequent to fulfilling our remaining obligation under the Contribution Agreement will require the use of cash. We had a payable to the Trust of $38.9 million at December 31, 2010, which will be paid during 2011.

Contributions to the Trust, profit sharing and 401(k) matching contribution expenses, and expenses recorded related to the Contribution Agreement for the years 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Contributions to the Trust	$34.6	$19.0	$27.0

Expense recorded:
Amortization of unearned employee profit sharing	$—	$22.1	$17.4
Profit sharing and 401(k) matching contribution expense	49.0	7.4	—
Accretion of obligation to Trust	1.6	1.3	2.7

Total included in operating expenses	$50.6	$30.8	$20.1

Payments received from Suez and income recorded related to the Reimbursement Agreement for the years 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Payments received from Suez	$16.2	$20.0	$27.0

Income recorded:
Accretion of receivable from Suez	$1.6	$1.3	$2.7

8.    Income Tax

The provision for income taxes was calculated based upon the following components of earnings (loss) before income taxes for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
United States	$117.0	$34.5	$(120.8)
Foreign	188.0	101.2	(159.3)

Earnings (loss) before income taxes	$305.0	$135.7	$(280.1)

8.    Income Tax (continued)

Earnings (loss) before income taxes, as shown above, are based on the location of the entity to which such earnings are attributable.

The components of the income tax provision for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Current:
Federal	$17.9	$—	$2.1
State and local	4.3	1.8	4.1
Foreign	66.1	72.3	79.0

Total current	88.3	74.1	85.2
Deferred:
Federal	11.9	2.7	(36.1)
State and local	0.5	(6.1)	0.1
Foreign	2.6	(2.9)	5.3

Total deferred	15.0	(6.3)	(30.7)

Income tax provision	$103.3	$67.8	$54.5

The effective rate of the provision for income taxes differs from the United States statutory federal tax rate for the years ended December 31, 2010, 2009 and 2008 due to the following items:

	2010	2009	2008
United States statutory federal tax rate	$106.8	$47.5	$(98.0)
State income taxes, net of federal benefits	3.0	1.1	5.5
Changes in tax laws	2.6	(5.4)	—
Nondeductible goodwill	1.7	—	163.3
Foreign tax rate differential	(25.9)	(19.3)	(27.4)
Withholding taxes	11.4	9.6	7.0
United States tax on foreign earnings	(21.7)	1.9	4.6
Credits and incentives	(2.4)	(2.5)	(4.6)
Changes in valuation allowances	(0.7)	29.0	(15.6)
Uncertain tax positions	18.2	2.6	1.6
Nondeductible items	10.6	8.2	18.1
Other	(0.3)	(4.9)	—

Income tax provision	$103.3	$67.8	$54.5

As displayed in the table above, the tax provision for the year ended December 31, 2010 was favorably impacted by $21.7 million, reflecting a reduction of our U.S. income tax provision due to repatriations of foreign earnings and taxes, which were available for U.S. foreign tax credit. In addition, the tax provision was favorably impacted by immaterial prior-period adjustments of $6.5 million, which are primarily included in foreign tax rate differential above.

No provision has been made for United States or foreign income taxes related to approximately $466.8 million of undistributed earnings of foreign subsidiaries at December 31, 2010, as we consider these earnings to be permanently reinvested. It is not practicable to estimate the additional income taxes, including applicable withholding taxes, that would be payable on the remittance of such undistributed earnings.

8.    Income Tax (continued)

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. Net deferred income tax assets (liabilities) as of December 31, 2010 and 2009 are as follows:

	2010	2009
Retirement benefits	$79.8	$59.7
Pension	74.9	116.2
State and local net operating loss carryforwards	10.9	8.9
Foreign tax loss carryforwards	73.3	66.9
United States foreign tax credits	92.0	73.6
Other deferred tax assets	93.6	136.8

Total deferred tax assets	424.5	462.1
Valuation allowance	(86.5)	(95.2)

Net deferred tax assets	$338.0	$366.9

Property	$(84.2)	$(87.7)
Intangible assets	(418.8)	(437.0)
Other deferred tax liabilities	(37.4)	(22.8)

Total deferred tax liabilities	(540.4)	(547.5)
Net deferred tax assets	338.0	366.9

Total deferred income taxes	$(202.4)	$(180.6)

Included in:
Deferred income taxes — current asset	$63.9	$25.6
Other noncurrent assets	9.9	8.5
Income taxes	(15.9)	(11.8)
Deferred income taxes — noncurrent liability	(260.3)	(202.9)

	$(202.4)	$(180.6)

These deferred tax assets and liabilities are classified in the balance sheet based on the balance sheet classification of the related assets and liabilities. In some instances, certain deferred tax attributes are not related to items otherwise included in financial reporting. Such items are classified in the balance sheet based on their expected reversal date.

Nalco Holding Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions, as required. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for periods prior to 2005. To the extent we are subject to additional tax assessments greater than $150,000 related to tax periods before November 4, 2003, we are indemnified by our former shareholder, Suez, and therefore have recorded a receivable for the related indemnity claim.

Authoritative guidance issued by the FASB clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

8.    Income Tax (continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefit	Suez Portion	Nalco Portion
Balance at January 1, 2008	$5.2	$1.6	$3.6
Additions related to current year	0.3	—	0.3
Additions related to prior years	6.6	0.2	6.4
Reduction for positions taken in prior years	(5.1)	—	(5.1)
Settlements	(1.0)	—	(1.0)

Balance at December 31, 2008	6.0	1.8	4.2
Additions related to current year	2.3	—	2.3
Additions related to prior years	0.8	0.1	0.7
Reduction for positions taken in prior years	(0.4)	—	(0.4)
Settlements	—	—	—

Balance at December 31, 2009	8.7	1.9	6.8
Additions related to current year	1.7	—	1.7
Additions related to prior years	19.3	0.1	19.2
Reduction for positions taken in prior years	(3.3)	(0.6)	(2.7)
Settlements	—	—	—

Balance at December 31, 2010	$26.4	$1.4	$25.0

Unrecognized tax benefits were comprised of the following at December 31, 2010:

	Unrecognized Tax Benefit	Suez Portion	Nalco Portion
Unrecognized tax position	$24.8	$1.0	$23.8
Interest	1.4	0.4	1.0
Penalties	0.2	—	0.2

Balance at December 31, 2010	$26.4	$1.4	$25.0

As of December 31, 2010, full recognition of the $26.4 million of tax benefits not previously recognized would have resulted in a reduction of the Suez receivable of $1.4 million and a favorable impact to the income tax provision of $25.0 million.

In our financial statements, interest and penalties, when applicable, are an element of the income tax provision. For 2010, interest and penalties related to unrecognized tax benefits negatively impacted the income tax provision by $0.6 million.

During 2010, the Nalco portion of the unrecognized tax benefits reported above increased by $18.2 million. This was caused, in large part, by expanded audit and controversy activity in multiple non-U.S. income tax jurisdictions, much of which occurred in the fourth quarter.

Based on the status of examinations in multiple tax jurisdictions, it is reasonably possible the total amount of unrecognized tax benefits could change during the next 12 months within a range of zero to $6.0 million.

Our balance sheet continues to report state and local tax loss carryforwards, having a gross amount of $138.8 million, a related deferred tax asset balance of $10.9 million and varying expiration dates as the losses relate to multiple tax jurisdictions. No valuation allowances have been placed against these deferred tax assets.

At December 31, 2010, the U.S. foreign tax credit carryforward stands at $92.0 million. The credits have a ten-year carryforward period, and will expire between 2015 and 2021 if not utilized. Utilization of the

8.    Income Tax (continued)

foreign tax credits is dependent upon future U.S. taxable income with the appropriate attributes. We assessed the realizability of the foreign tax credit carryforwards by considering historical trends and future projections of U.S. taxable income, including temporary differences. Disregarding any applicable tax loss carry forwards, we generated U.S. taxable income in 2008 and 2009 and also estimate we will do so for 2010. The U.S. income expectations for future years were evaluated along with the expiration dates of the carryforwards. We concluded that recognizing the tax benefits of these credit carryforwards is appropriate.

As of December 31, 2010, amounts and expiration dates of net operating loss carryforwards in various tax jurisdictions were as follows:

	As of December 31, 2010
Expiration Dates	2013 - 2029	Unlimited	Total
Amounts	$88.4	$187.8	$276.2

The losses listed above relate primarily to Brazil, France, the Netherlands and United Kingdom. The losses listed above have related deferred tax assets of $73.7 million.

Valuation allowances associated with these deferred tax assets total $66.1 million. We have valuation allowances on certain other foreign net deferred tax assets totaling $20.4 million.

9.    Debt

Debt consists of the following:

	December 31, 2010	December 31, 2009
Short-term
Checks outstanding and bank overdrafts	$24.0	$7.5
Notes payable to banks	55.5	44.8
Current maturities of long-term debt	10.5	177.5

	$90.0	$229.8

Long-term
Securitized trade accounts receivable facility	$67.8	$—
Term loan B, due November 2010	—	167.0
Term loan B, due October 2017 (including discount of $3.1 in 2010)	645.3	—
Term loan B, due May 2016	—	746.2
Term loan C, due May 2016 (including discount of $22.5 in 2010 and $26.7 in 2009.)	274.5	273.3
Term loan C-1, due May 2016 (including discount of $4.3 in 2010)	95.4	—
Senior notes, due January 2019	750.0	—
Senior notes (euro), due January 2019	267.4	—
Senior subordinated notes, due November 2013	—	465.0
Senior subordinated notes (euro), due November 2013	—	287.7
Senior discount notes, due February 2014 (including premium of $0.4 in 2010 and $1.1 in 2009)	200.4	461.9
Senior notes, due May 2017 (including discount of $8.5 in 2010 and $9.8 in 2009)	491.5	490.2
Other	0.2	0.5

	2,792.5	2,891.8
Less: Current portion	10.5	177.5

	$2,782.0	$2,714.3

9.    Debt (continued)

The weighted-average interest rate on short-term debt was 5.81% and 2.80% at December 31, 2010 and December 31, 2009, respectively.

Senior Secured Credit Facilities

As part of a series of refinancing transactions in May 2009, Nalco Company entered into new senior secured credit facilities consisting of a revolving credit facility expiring in May 2014 and a $750.0 million term loan B facility maturing in May 2016. As part of a refinancing transaction described below, the outstanding balance of the term loan B facility was repaid in October 2010.

The revolving credit facility provides for borrowings of up to $250.0 million and replaced the former $250.0 million revolving credit facility that would have otherwise expired in November 2009. The U.S. dollar equivalent of $150.0 million under the revolving credit facility can be used, subject to certain collateral obligations, for borrowings by Nalco Company and certain non-U.S. subsidiaries in euros, pounds sterling and other currencies to be agreed. At December 31, 2010, we had $230.8 million of borrowing capacity available under our revolving credit facility, which reflects no outstanding borrowings and reduced availability as a result of $19.2 million in outstanding letters of credit.

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

In October 2010, Nalco Company entered into two Joinder Agreements to the senior secured credit facilities. One of the Joinder Agreements provided for an additional $650.0 million term loan B facility maturing in October 2017, and the other Joinder Agreement provided for a $100.0 million addition (term loan C-1) to the existing term loan C that matures in May 2016. We borrowed the full amount of these term loans in October 2010, net of an original issue discount equal to 0.5% and 4.5% for the term loan B facility and the term loan C-1 facility, respectively. The net proceeds of these borrowings were used to repay the term loan B that had been borrowed in May 2009 and that was to mature in May 2016.

Borrowings under the revolving credit facility and term loan C bear interest at a floating base rate plus an applicable margin. The applicable margin for borrowings under the revolving credit facility ranges from 2.00% to 3.00% with respect to base rate borrowings and 3.00% to 4.00% with respect to LIBOR or Eurocurrency borrowings depending on our leverage ratio as defined by the revolving credit agreement. The initial margin for the revolving credit facility is 2.50% with respect to base rate borrowings and 3.50% with respect to LIBOR or Eurocurrency borrowings. The applicable margin for borrowings under term loan C is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR or Eurocurrency borrowings.

Term loan B bears interest at a floating base rate plus a credit-rating-based margin of 2.75% or 3.00% with respect to LIBOR borrowings and 3.75% or 4.00% with respect to base rate borrowings. It also provides for a LIBOR minimum of 1.50%. Term loan C-1 bears interest at a floating base rate plus a margin of 1.75% with respect to LIBOR borrowings and a margin of 2.75% with respect to base rate borrowings.

9.    Debt (continued)

Interest is generally due quarterly in arrears, and is also due upon expiration of any particular loan. In addition, there is an annual loan commitment fee of 0.50% on the unused portion of the revolving credit facility. We are also required to pay a participation fee in respect of the undrawn portion of the letters of credit, at a rate per annum equal to the applicable margin for LIBOR or Eurocurrency borrowings under the revolving credit facility, a fronting fee at a rate of 0.25% per annum of the daily average amount, as well as customary letter of credit fees.

Term loan B, term loan C and term loan C-1 are subject to amortization at 1% of the original principal amount per annum, payable quarterly. The remaining principal amount of term loan B is due on October 5, 2017, and the remaining principal amounts of term loan C and term loan C-1 are due on May 13, 2016.

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

At December 31, 2010, the weighted-average interest rate on borrowings under the senior secured credit facilities was 3.57%. Amounts outstanding, as well as the base rates and applicable margins, at December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010			December 31, 2009
	Amount	Weighted- Average Base Rate	Applicable Margin	Amount	Weighted- Average Base Rate	Applicable Margin
Revolving credit facility	$—	—	—	$—	—	—
Term loan B	—	—	—	746.2	3.00%	3.50%
Term loan B (before discount of $3.1)	648.4	1.50%	3.00%	—	—	—
Term Loan C (before discount of $22.5 in 2010 and $26.7 in 2009)	297.0	0.30%	1.75%	300.0	0.23%	1.75%
Term Loan C-1 (before discount of $4.3)	99.7	0.28%	1.75%	—	—	—

Senior Notes, Senior Subordinated Notes and Senior Discount Notes

On December 22, 2010, Nalco Company issued $750 million aggregate principal amount of 6.625% senior unsecured notes (“Dollar Notes”) and €200 million aggregate principal amount of 6.875% senior unsecured notes (“Euro Notes”, and, together with the Dollar Notes, the “2010 Notes”). The 2010 Notes mature on January 15, 2019, with interest payable in cash on January 15 and July 15 of each year beginning on July 15, 2011. Additional interest is payable in certain circumstances if we do not consummate an exchange offer or shelf registration for the 2010 Notes within 365 days following their issuance. The 2010 Notes do not have required principal payments prior to maturity. Each of the direct and indirect subsidiaries of Nalco Holdings LLC and Nalco Company that guarantees Nalco Company’s obligations under its senior secured credit facilities guarantees the 2010 Notes.

The net proceeds from the issuance of the 2010 Notes, along with cash on hand, were used to fund: (i) the repurchase of $113.1 million of the $465.0 million 8.875% dollar-denominated senior subordinated notes due 2013, and €114.5 million of the €200.0 million aggregate principal amount of 9% euro-denominated senior subordinated notes due 2013, tendered pursuant to a tender offer launched on December 7, 2010 and related tender offer premium; (ii) the redemption of the remaining $351.9 million dollar notes and €85.5 million euro notes; (iii) the repurchase of $260.8 million aggregate principal amount of 9.0% senior discount notes due 2014 co-issued by Nalco Finance Holdings LLC, our direct wholly-owned subsidiary, and Nalco Finance Holdings Inc., and to pay a related premium; and (iv) the

9.    Debt (continued)

payment of fees and expenses incurred in connection with the issuance of the 2010 Notes and the tender offer. As a result, we incurred a $27.4 million loss on extinguishment of debt, which is included in other income (expense), net for the year ended December 31, 2010. The loss was comprised of a $17.8 million premium paid to redeem the existing senior subordinated notes and discount notes, $5.4 million of accelerated amortization of deferred financing costs related to the existing senior subordinated notes and discount notes, and $4.2 million of other related charges.

At any time prior to January 15, 2014, Nalco Company may redeem all or a part of the 2010 Notes at a redemption price equal to 100% of the principal amount of the notes plus a specified “make-whole” premium.

On and after January 15, 2014, Nalco Company may redeem some or all of the 2010 Notes at the redemption prices (expressed as percentages of principal amount of the notes to be redeemed) set forth below, plus accrued interest , if any, if redeemed during the twelve-month period beginning on January 15 of each of the years indicated below:

Period	Dollar Notes Redemption Price	Euro Notes Redemption Price
2014	104.969%	105.156%
2015	103.313%	103.438%
2016	101.656%	101.719%
2017 and thereafter	100.000%	100.000%

In May 2009, Nalco Company issued $500.0 million aggregate principal amount of 8.25% senior unsecured notes (the “2009 Notes”). The 2009 Notes were issued at a discount of $10.7 million. The 2009 Notes mature on May 15, 2017, with interest payable semi-annually on May 15 and November 15 of each year. The 2009 Notes do not have required principal payments prior to maturity. Each of the direct and indirect subsidiaries of Nalco Holdings LLC and Nalco Company that guarantees Nalco Company’s obligations under the senior secured credit facilities guarantees the 2009 Notes.

At its option, Nalco Company has the right to redeem some or all of the 2009 Notes beginning May 15, 2013, at the redemption prices set forth below (expressed as a percentage principal amount), plus accrued interest, if any, if redeemed during the twelve-month period commencing on May 15 of the years set forth below:

Period	Redemption Price
2013	104.125%
2014	102.063%
2015 and thereafter	100.000%

Nalco Company also has the right to redeem some or all of the Notes prior to May 15, 2013, at a price equal to the principal amount of the notes, plus a specified “make-whole” premium.

In May 2009, net proceeds from the 2009 Notes and term loan B were used to repay $735.0 million of existing term loan borrowings and to redeem $475.0 million aggregate principal amount of dollar-denominated senior notes due November 2011. In December 2009, available cash and net proceeds from term loan C were used to redeem €200.0 million aggregate principal amount of euro-denominated senior notes due November 2011 and the remaining $190.0 million aggregate principal amount of dollar-denominated senior notes due November 2011. As a result, we incurred a $20.5 million loss on extinguishment of debt, which is included in other income (expense), net for the year ended December 31, 2009. The loss was comprised of $10.4 million of accelerated amortization of deferred financing costs related to the existing term loans and senior notes, a $9.2 million premium paid to redeem the $475.0 million of existing senior notes, and $0.9 million of other related charges.

9.    Debt (continued)

In January 2004, Nalco Finance Holdings LLC and Nalco Finance Holdings Inc. (together, the “Issuers”), issued $694.0 million aggregate principal amount at maturity of 9.00% senior discount notes due 2014. In December 2004, the Issuers redeemed a portion of the senior discount notes using proceeds from the initial public offering of common stock of Nalco Holding Company. In December 2010, the Issuers redeemed an additional $260.8 million of the senior discount notes using proceeds from the 2010 Notes.

After the partial redemption in 2004, the aggregate principal amount at maturity of the notes declined to $460.8 million. Prior to February 1, 2009, interest accrued on the notes in the form of an increase in the accreted value of such notes. The accreted value of each note increased from the date of issuance until February 1, 2009, at a rate of 9.00% per annum, reflecting the accrual of non-cash interest, such that the accreted value equaled the then principal amount at maturity of $460.8 million. Cash interest payments on the notes became due and payable beginning in August 2009. After the additional partial redemption in 2010, the aggregate principal amount at maturity of the notes declined to $200.0 million.

Nalco Holding Company and the Issuers do not generate any revenue, and Nalco Finance Holdings Inc. was incorporated solely to accommodate the issuance of the senior discount notes by Nalco Finance Holdings LLC. All of Nalco Holding Company’s consolidated assets are owned, and all of its consolidated net sales are earned, by its direct and indirect subsidiaries. As of December 31, 2010, Nalco Holding Company’s subsidiaries had $607.5 million of restricted net assets.

The terms of the senior secured credit facilities limit the amount of dividends and other transfers by Nalco Holdings LLC and its subsidiaries to the Issuers or Nalco Holding Company. Further, the terms of the indentures governing the 2010 Notes and 2009 Notes significantly restrict Nalco Company and the Issuers’ other subsidiaries from paying dividends or otherwise transferring assets to the Issuers or Nalco Holding Company. The ability of Nalco Company to make such payments is governed by a formula based on its consolidated net income, as well as meeting certain other conditions. Notwithstanding such restrictions, such indentures permit an aggregate of the lower of $150.0 million or 3% of total assets of such payments to be made whether or not there is availability under the formula or the conditions to its use are met.

Covenants

The senior secured credit facilities, the 2009 Notes, the 2010 Notes, and the senior discount notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness; pay dividends and distributions or repurchase certain capital stock; create liens on assets; make investments, loans or advances; make acquisitions, mergers or consolidations; enter into sale and leaseback transactions; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness; change our business; and enter into hedging agreements. In addition, we must maintain financial covenants, including a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio, and a maximum capital expenditure limitation. We were in compliance with all covenants at December 31, 2010.

The following table presents the projected annual maturities of long-term debt for years after 2010:

Year ending December 31
2011	$10.5
2012	10.5
2013	78.3
2014	210.5
2015	10.5
Thereafter	2,510.2

$2,830.5

9.    Debt (continued)

The $38.0 million difference between the total projected annual maturities of long-term debt of $2,830.5 million and the carrying value of $2,792.5 million is attributable to the $22.5 million discount on term loan C, the $8.5 million discount on the senior notes due 2017, the $4.3 million discount on term loan C-1, the $3.1 million discount on the term loan B and the $0.4 million unamortized premium attributable to the senior discount notes.

10.    Leases

We lease administrative, research, manufacturing, and warehouse facilities and data processing and other equipment under non-cancelable leases that expire at various dates through 2040. Rent expense for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Rent expense	$47.1	$44.4	$43.1

Future minimum rental payments for operating leases related to facilities, with initial or remaining terms greater than one year, are as follows:

Year ending December 31
2011	$56.9
2012	26.6
2013	20.1
2014	17.4
2015	15.1
Thereafter	129.5

$265.6

The amounts in the table above include future minimum rental payments for our corporate headquarters and research facility of $35.1 million in 2011, $12.7 million in each of the years 2012 through 2015, and $99.3 million from 2016 through 2023.

11.    Pension and Other Postretirement Benefit Plans

We have several noncontributory, defined benefit pension plans covering most employees in the U.S. and those with certain foreign subsidiaries. We also provide a supplementary, nonqualified, unfunded plan for U.S. employees whose pension benefits exceed ERISA limitations. In addition, we have defined benefit postretirement plans that provide medical and life insurance benefits for substantially all U.S. retirees and eligible dependents. We retain the right to change or terminate these benefits.

In 2009, the domestic pension plan was amended such that effective January 1, 2010, participants no longer earn service credit. The net periodic pension cost for this plan no longer has a service component beginning in 2010.

11.    Pension and Other Postretirement Benefit Plans (continued)

The following tables detail the changes in the funded status of defined benefit pension and other postretirement benefit plans for the years 2010 and 2009:

	Pension Benefits
	U.S.		Non-U.S.
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$459.8	$391.0	$374.2	$290.5
Service cost	—	13.9	9.1	8.1
Interest cost	25.1	25.3	18.5	18.0
Participant contributions	—	—	0.8	1.6
Plan amendments	—	—	—	(17.3)
Settlements and curtailments	—	—	(1.2)	(5.3)
Actuarial loss	67.0	105.6	0.4	64.2
Benefits paid	(7.5)	(76.0)	(10.9)	(11.0)
Other	—	—	0.4	0.3
Foreign currency exchange rate changes	—	—	(17.0)	25.1

Benefit obligation at end of year	544.4	459.8	374.3	374.2

Change in plan assets
Fair value of plan assets at beginning of year	197.3	183.4	218.0	176.3
Actual return on plan assets	32.5	36.1	27.8	20.4
Employer contributions	50.8	53.8	16.1	19.1
Participant contributions	—	—	0.8	1.6
Settlements	—	—	(1.6)	(5.1)
Benefits paid	(7.5)	(76.0)	(10.9)	(11.0)
Foreign currency exchange rate changes	—	—	(9.7)	16.7

Fair value of plan assets at end of year	273.1	197.3	240.5	218.0

Funded status at December 31	$(271.3)	$(262.5)	$(133.8)	$(156.2)

Accumulated benefit obligation	$468.2	$353.1	$334.3	$333.9

	Other Postretirement Benefits
	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$158.5	$140.4
Service cost	4.2	3.6
Interest cost	8.5	9.0
Participant contributions	7.4	7.0
Medicare subsidy	—	0.7
Actuarial (gain) loss	(30.4)	9.6
Prior service credit	(11.6)	—
Other	0.1	0.3
Benefits paid	(13.7)	(12.1)

Benefit obligation at end of year	123.0	158.5

Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	6.3	5.1
Participant contributions	7.4	7.0
Benefits paid	(13.7)	(12.1)

Fair value of plan assets at end of year	—	—

Funded status at December 31	$(123.0)	$(158.5)

11.    Pension and Other Postretirement Benefit Plans (continued)

Amounts recognized in the balance sheets at December 31, 2010 and 2009 consist of:

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.
	2010	2009	2010	2009	2010	2009
Other assets	$—	$—	$4.6	$3.0	$—	$—
Accrued compensation	(0.3)	(0.4)	(3.7)	(3.2)	(6.6)	(7.2)
Accrued pension benefits	(271.0)	(262.1)	(134.7)	(156.0)	—	—
Other liabilities	—	—	—	—	(116.4)	(151.3)

Net amount recognized	$(271.3)	$(262.5)	$(133.8)	$(156.2)	$(123.0)	$(158.5)

The following amounts that have not yet been recognized in net pension expense and net other postretirement benefit expense are included in accumulated other comprehensive income at December 31, 2010:

	Pension Benefits		Other Postretirement Benefits
	U.S.	Non-U.S.
Net prior service (credit)	$(16.0)	$(15.3)	$(11.0)
Net actuarial loss (gain)	193.4	3.1	(58.4)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with projected benefit obligations in excess of plan assets at December 31, 2010 and 2009 were as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Projected benefit obligation	$544.4	$459.8	$374.3	$359.0
Accumulated benefit obligation	468.2	353.1	334.3	323.6
Fair value of plan assets	273.1	197.3	240.5	199.5

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for all defined benefit pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2010 and 2009 were as follows:

	U.S.		Non-U.S.
	2010	2009	2010	2009
Projected benefit obligation	$544.4	$459.8	$349.8	$352.3
Accumulated benefit obligation	468.2	353.1	317.8	319.2
Fair value of plan assets	273.1	197.3	213.8	194.5

Net pension expense for all defined benefit pension plans for the years ended December 31, 2010, 2009 and 2008 was comprised of:

	U.S.			Non-U.S.
	2010	2009	2008	2010	2009	2008
Service cost	$—	$13.9	$15.4	$9.1	$8.1	$10.2
Interest cost	25.1	25.3	26.6	18.5	18.0	20.9
Expected return on plan assets	(21.1)	(23.0)	(22.2)	(14.1)	(13.8)	(14.5)
Amortization of prior service cost (credit)	(2.3)	(2.3)	(2.3)	(1.0)	0.1	0.1
Amortization of net actuarial (gain) loss	6.2	0.6	0.2	0.2	(2.3)	0.1
Settlements and curtailments	0.3	22.2	10.5	0.7	0.5	0.1

Net benefit expense	$8.2	$36.7	$28.2	$13.4	$10.6	$16.9

11.    Pension and Other Postretirement Benefit Plans (continued)

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

Net other postretirement benefit expense for the years ended December 31, 2010, 2009 and 2008 was comprised of:

	2010	2009	2008
Service cost	$4.2	$3.6	$4.3
Interest cost	8.5	9.0	8.9
Amortization of prior service credit	(1.9)	(3.3)	(4.7)
Amortization of net actuarial gain	(2.5)	(3.8)	(2.6)

Net benefit expense	$8.3	$5.5	$5.9

The following amounts included in accumulated other comprehensive income at December 31, 2010 are expected to be recognized in net pension expense and net other postretirement benefit expense during the year ended December 31, 2011:

	Pension Benefits		Other Postretirement Benefits
	U.S.	Non-U.S.
Net prior service credit	$(2.3)	$(1.1)	$(2.1)
Net actuarial loss (gain)	14.1	0.4	(6.8)

The weighted-average assumptions used for the U.S. defined benefit plan obligations as of December 31, 2010 and 2009 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Discount rates	4.65%	5.50%	5.15%	5.85%
Rates of increase in compensation levels	3.44%	4.44%	3.37%	4.37%

The weighted-average assumptions used for the non-U.S. defined benefit pension plan obligations as of December 31, 2010 and 2009 were as follows:

	2010	2009
Discount rates	5.28%	5.31%
Rates of increase in compensation levels	2.44%	2.43%

11.    Pension and Other Postretirement Benefit Plans (continued)

The weighted-average assumptions used to determine net pension and other postretirement benefit expense for the years ended December 31, 2010, 2009 and 2008 for the U.S. defined benefit plans were as follows:

	2010	2009	2008
Discount rates:
Pension benefits	5.50%	6.02%	6.25%
Other postretirement benefits	5.85%	6.80%	6.45%
Rates of increase in compensation levels:
Pension benefits	4.44%	4.44%	4.44%
Other postretirement benefits	4.37%	4.37%	4.37%
Expected long-term return on plan assets	8.00%	8.25%	8.25%

The weighted-average assumptions used to determine net pension expense for the non-U.S. defined benefit pension plans for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Discount rates	5.31%	6.08%	5.78%
Rates of increase in compensation levels	2.43%	3.48%	3.88%
Expected long-term return on plan assets	6.25%	6.32%	6.44%

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

11.    Pension and Other Postretirement Benefit Plans (continued)

The fair values of our pension plan assets by asset category at December 31, 2010 were as follows:

Asset Category	Total	Quoted Prices (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
U.S.:
Equity securities:
Large-cap disciplined (1)	$90.7	$90.7	$—	$—
Small/mid-cap (2)	21.7	21.7	—	—
International	33.2	33.2	—	—
Emerging markets	3.4	3.4	—	—
Fixed income securities:
Corporate and government	59.2	59.2	—	—
High-yield bonds	18.9	18.9	—	—
Emerging markets	5.2	5.2	—	—
Alternative investments:
Private equity funds (3)	15.5	—	—	15.5
Hedge funds (4)	23.5	—	—	23.5
Other	1.8	1.3	0.5	—

Total plan assets — U.S.	$273.1	$233.6	$0.5	$39.0

Non-U.S.:
Equity securities	$114.8	$114.7	$0.1	$—
Fixed income securities	101.2	101.0	0.2	—
Other	24.5	1.8	—	22.7

Total plan assets — Non-U.S.	$240.5	$217.5	$0.3	$22.7

11.    Pension and Other Postretirement Benefit Plans (continued)

The fair values of our pension plan assets by asset category at December 31, 2009 were as follows:

Asset Category	Total	Quoted Prices (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
U.S.:
Equity securities:
Large-cap disciplined (1)	$63.2	$63.2	$—	$—
Small/mid-cap (2)	16.0	16.0	—	—
International	24.0	24.0	—	—
Emerging markets	2.2	2.2	—	—
Fixed income securities:
Corporate and government	41.1	41.1	—	—
High-yield bonds	14.9	14.9	—	—
Emerging markets	4.1	4.1	—	—
Alternative investments:
Private equity funds (3)	9.4	—	—	9.4
Hedge funds (4)	21.3	—	—	21.3
Other	1.1	—	1.1	—

Total plan assets — U.S.	$197.3	$165.5	$1.1	$30.7

Non-U.S.:
Equity securities	$103.4	$103.4	$—	$—
Fixed income securities	87.5	87.5	—	—
Other	17.1	0.1	17.0	—

	208.0	$191.0	$17.0	—

All Other	10.0

Total plan assets — Non-U.S.	$218.0

(1)	Primarily common stocks included in the S&P 500 index.

(2)	Primarily common stocks with market capitalizations in the range of companies in the Russell 2500 index.

(3)	Primarily limited partnership interests in corporate finance and venture capital funds.

(4)	Consists of index-listed and over-the-counter securities including U.S. and international common and preferred stocks, debt securities, asset-backed securities and derivative instruments.

Changes in the fair values of U.S. pension plan level 3 assets for the years ended December 31, 2010 and 2009 were as follows:

	Total	Private Equity Funds	Hedge Funds
Balance at January 1, 2009	$27.3	$9.2	$18.1
Actual return on plan assets:
Relating to assets still held at year end	(0.5)	(3.2)	2.7
Relating to assets sold during the year	—	—	—
Purchases, sales and settlements	3.9	3.4	0.5

Balance at December 31, 2009	30.7	9.4	21.3
Actual return on plan assets:
Relating to assets still held at year end	3.3	1.1	2.2
Relating to assets sold during the year	—	—	—
Purchases, sales and settlements	5.0	5.0	—

Balance at December 31, 2010	$39.0	$15.5	$23.5

11.    Pension and Other Postretirement Benefit Plans (continued)

Changes in the fair values of non-U.S. pension plan level 3 assets, which consisted entirely of insurance contracts, for the year ended December 31, 2010 were as follows:

Insurance Contracts
Balance at January 1, 2010	$—
Reclassification from Level 2	16.6
Amounts not classified at December 31, 2009	4.3
Actual return on plan assets:
Relating to assets still held at year end	2.9
Relating to assets sold during the year	—
Purchases, sales and settlements	0.1
Exchange rate loss	(1.2)

Balance at December 31, 2010	$22.7

The assumed health care cost trend rates used as of December 31, 2010 and 2009 were as follows:

	2010	2009
Health care cost trend rate assumed for next year
Pre-age 65	8.0%	8.5%
Post-age 65	9.0%	9.5%
Ultimate trend rate
Pre-age 65	5.5%	5.5%
Post-age 65	5.5%	5.5%
Year that the rate reaches the ultimate trend rate
Pre-age 65	2016	2016
Post-age 65	2018	2018

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$(0.1)	$—
Effect on postretirement benefit obligation	(0.4)	(1.2)

We expect to contribute $66.2 million to our pension plans and $6.6 million to our other postretirement benefit plans in 2011.

The following estimated future benefit payments are expected to be paid in the years indicated:

	Pension Benefits		Other Postretirement Benefits
Year	U.S.	Non-U.S.	Gross	Medicare Subsidy	Net
2011	$53.0	$11.6	$7.4	$0.8	$6.6
2012	52.4	10.9	8.2	1.0	7.2
2013	53.3	12.9	7.8	—	7.8
2014	53.2	13.2	8.5	—	8.5
2015	50.4	14.6	9.1	—	9.1
2016-2020	225.2	74.7	52.3	—	52.3

12.     Equity Compensation Plans

The Nalco Holding Company 2004 Stock Incentive Plan (the “Plan”) was adopted to aid us in recruiting and retaining key employees, directors and consultants and to motivate them to exert their best efforts on our behalf. The Plan, which permits the grant of stock options, stock appreciation rights, restricted

12.     Equity Compensation Plans (continued)

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

Stock option awards granted under the Plan have a contractual term of ten years, and usually vest ratably over four years after the grant date. The exercise price of option awards is usually equal to the market price of Nalco Holding Company common stock on the date granted.

The fair value of option awards granted in 2010, 2009 and 2008 was estimated using the Black-Scholes option-pricing model and the following assumptions:

	2010	2009	2008
Expected life (years)	5.5 - 7.0	6.25	6.125 - 6.75
Risk-free interest rate	1.90% - 3.05%	2.55%	2.83% - 3.42%
Expected volatility	28.36% - 34.50%	58.68%	38.34% - 55.63%
Expected dividend yield	0.50% - 0.60%	1.17%	0.61% - 0.98%

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

The following table summarizes the status of option awards as of December 31, 2010, and changes during the year then ended:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,151,582	$16.86
Granted	273,803	23.55
Exercised	(66,284)	18.55
Forfeited	(36,263)	16.14

Outstanding at December 31, 2010	1,322,838	18.18	7.8	$18.2

Exercisable at December 31, 2010	661,367	17.23	7.4	$9.7

The following table summarizes the weighted-average grant-date fair value of option awards granted, the total intrinsic value of options exercised and the total cash received from the exercise of options for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Weighted-average grant-date fair value of options granted	$9.09	$6.16	$8.20
Total intrinsic value of options exercised	$0.7	$0.5	$0.5
Total cash received from exercise of options	1.2	0.6	0.4

12.     Equity Compensation Plans (continued)

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

The following table summarizes the status of restricted stock awards as of December 31, 2010, and changes during the year then ended:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested restricted stock awards at January 1, 2010	892,018	$16.63
Granted	720,581	23.76
Vested	(88,387)	22.29
Forfeited	(100,696)	13.68

Nonvested restricted stock awards at December 31, 2010	1,423,516	20.09

The following table summarizes the weighted-average grant-date fair value of restricted stock awards granted and the total fair value of restricted stock awards vested for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Weighted-average grant-date fair value of restricted stock awards granted	$23.76	$12.49	$21.15
Total fair value of restricted stock awards vested	$2.3	$0.4	$0.9

We recognize compensation expense related to option and restricted stock awards on a straight-line basis over the vesting periods. As of December 31, 2010, there was $18.3 million of total unrecognized compensation cost related to nonvested option and restricted stock awards. We expect to recognize that cost over a weighted-average period of 2.2 years.

Performance share awards provide for the issuance of common stock to certain key employees if specified performance targets are achieved. For most performance share awards, the number of common shares that will be issued is dependent upon vesting and actual performance of the Company relative to certain financial targets approved by our Board of Directors, and could range from 0% to 200% of the performance shares granted. For most performance share awards granted prior to 2009, the number of shares issued could range from 0% to 150% of the performance shares granted. The performance shares vest approximately three years following the grant date. The fair value of performance share grants is determined based on the market price of Nalco Holding Company common stock on the date of grant, and the amount of compensation expense recognized reflects estimated forfeiture rates and management’s assessment of the probability that performance goals will be achieved. We recognize compensation expense related to performance share grants ratably over the vesting periods.

The following table summarizes the status of performance share awards as of December 31, 2010, and changes during the year then ended:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested performance share awards at January 1, 2010	850,666	$14.67
Granted	416,074	22.32
Vested	(178,442)	21.28
Forfeited	(96,170)	15.41

Nonvested performance share awards at December 31, 2010	992,128	16.62

12.     Equity Compensation Plans (continued)

There was $7.6 million of total unrecognized compensation cost related to performance share awards as of December 31, 2010, which we expect to recognize over a weighted-average period of 1.8 years. The total fair value of performance share awards that vested during the years ended December 31, 2010, 2009 and 2008 was $5.7 million, $2.1 million and $1.0 million, respectively.

The following table summarizes compensation cost charged to earnings for all equity compensation plans discussed above and the total income tax benefit recognized in the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Compensation cost charged to earnings	$18.7	$11.1	$5.9
Income tax benefit recognized	7.0	4.2	2.2

The windfall tax benefit associated with share-based compensation transactions was not material for the years ended December 31, 2010, 2009 and 2008.

In November 2007, it was announced that Dr. William H. Joyce, our then Chairman and Chief Executive Officer, had stated his intention to retire on December 30, 2007. At the same time, it was also announced that we had entered into an amended Employment and Consulting Agreement with Dr. Joyce concerning his remaining service as CEO through the remainder of 2007, his consulting services through March 2008, and certain compensation matters. As part of the agreement, Dr. Joyce received a grant of nonvested common stock valued at $12.0 million. Vesting of the stock was subject to certain performance targets for 2008 and 2009 and other conditions. During 2008, 349,677 shares vested at a fair value of $5.6 million. No vesting occurred in 2009.

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

13.     Equity

Equity consists of the following:

	December 31, 2010	December 31, 2009
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock	1.4	1.4
Additional paid-in capital	800.7	776.1
Treasury stock	(211.3)	(211.3)
Accumulated deficit	(45.6)	(227.8)
Accumulated other comprehensive income:
Net prior service credit	32.4	28.8
Net actuarial loss	(95.6)	(91.1)
Currency translation adjustments	214.8	195.5

	151.6	133.2

Nalco Holding Company shareholders’ equity	696.8	471.6
Noncontrolling interests	30.7	20.0

Total equity	$727.5	$491.6

13.     Equity (continued)

In November 2004, a warrant to purchase, for $0.01 per share, up to 6,191,854 shares of Nalco Holding Company common stock was issued as part of a dividend to Nalco LLC, our sole stockholder on the record date of the dividend. Nalco LLC had previously established the Nalco LLC 2004 Unit Plan and granted certain of our officers and key employees rights to purchase a designated number of one or more classes of equity interests (“Units”) in Nalco LLC. Certain classes of Units were subject to vesting provisions. The warrant enabled Nalco LLC to deliver shares to members of our management who had the right to put, or sell, their vested class B, class C and class D Units to Nalco LLC. Subject to limited exceptions, the warrant became exercisable upon the occurrence of the same specified events applicable to the vesting of the Nalco LLC class B Units, class C Units and class D Units (except that there was no service requirement comparable to that applicable to the individual holders of the class B, class C and class D Units). At December 31, 2008, Nalco LLC could repurchase up to 1,414,399 shares of Nalco Holding Company common stock under the warrant. Nalco LLC exercised warrants to acquire 625,299 shares of common stock during the year ended December 31, 2009, and agreed to terminate and waive all of its remaining rights under the warrant. Accordingly, the warrant for the remaining 789,100 shares was cancelled. Nalco LLC exercised warrants to acquire 2,126,650 shares of Nalco Holding Company common stock during 2008.

On July 31, 2007, our Board of Directors authorized a $300 million share repurchase program, and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. We repurchased 4,947,443 shares at a cost of $103.3 million during 2008 and 4,588,500 shares at a cost of $108.0 million during 2007. No additional shares were repurchased during 2009 or 2010.

14.     Financial Instruments

We use derivative instruments to manage our foreign exchange exposures, and we have also used derivative instruments to manage our energy cost exposures. All derivative instruments are recognized in the consolidated balance sheets at fair value. Changes in the fair value of derivatives that are not designated as hedges are recognized in earnings as they occur. If the derivative instruments are designated as hedges, depending on their nature, the effective portions of changes in their fair values are either offset in earnings against the changes in the fair values of the items being hedged, or reflected initially in accumulated other comprehensive income (“AOCI”) and subsequently recognized in earnings when the hedged items are recognized in earnings. The ineffective portions of changes in the fair values of derivative instruments designated as hedges are immediately recognized in earnings.

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

14.     Financial Instruments (continued)

The carrying value of euro-denominated debt designated as a net investment hedge was $267.4 million and $287.7 million at December 31, 2010 and 2009, respectively. Gains and losses from the net investment hedge reported as a component of other comprehensive income in the foreign currency translation adjustments account for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Gain (loss) before tax	$20.3	$(22.4)	$35.1
Income tax (benefit)	7.6	(8.6)	13.6

Net gain (loss)	$12.7	$(13.8)	$21.5

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in earnings during 2010, 2009, and 2008.

Cash Flow Hedges

We have used derivative instruments such as foreign exchange forward contracts to hedge the variability of the cash flows from certain forecasted royalty payments due to changes in foreign exchange rates, and we have used commodity forward contracts to manage our exposure to fluctuations in the cost of natural gas used in our business. These instruments are designated as cash flow hedges, with changes in their fair values included in AOCI to the extent the hedges are effective. Amounts included in AOCI are reclassified into earnings in the same period during which the hedged transaction is recognized in earnings. Changes in fair value representing hedge ineffectiveness are recognized in current earnings. No derivative instruments were designated as a cash flow hedge at December 31, 2010 and 2009, and no cash flow hedges were discontinued during 2010, 2009 and 2008.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. No derivative instruments were designated as a fair value hedge at December 31, 2010 and 2009.

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

Derivative instruments are not held or issued for trading or speculative purposes.

The notional amounts of derivative instruments outstanding as of December 31, 2010 and 2009 were as follows:

	2010	2009
Derivatives designated as hedges:
Foreign exchange contracts	$—	$—
Commodity contracts	—	—

Total derivatives designated as hedges	—	—
Derivatives not designated as hedges:
Foreign exchange contracts	87.9	119.4

Total derivatives	$87.9	$119.4

14.     Financial Instruments (continued)

The fair value and balance sheet presentation of derivative instruments as of December 31, 2010 and 2009 were as follows:

	Balance Sheet Location	2010	2009
Asset derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	$1.1	$0.3

		$1.1	$0.3

Liability derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$0.3	$0.9

		$0.3	$0.9

The impact on AOCI and earnings for the years ended December 31, 2010 and 2009 from derivative instruments that qualified as cash flow hedges was as follows:

	Location	2010	2009
Unrealized gain (loss) recognized into AOCI (effective portion):
Commodity contracts	AOCI (equity)	$—	$(1.8)
Foreign exchange contracts	AOCI (equity)	—	—

		$—	$(1.8)

Gain (loss) reclassified from AOCI into earnings (effective portion):
Commodity contracts	Cost of product sold	$—	$(4.9)
Foreign exchange contracts	Other income (expense), net	—	2.0

		$—	$(2.9)

The impact on earnings for the years ended December 31, 2010 and 2009 from derivative instruments that were not designated as hedges was as follows:

	Location	2010	2009
Gain (loss) recognized in earnings:
Foreign exchange contracts	Other income (expense), net	$6.5	$(2.9)

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

15.    Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value

Assets and liabilities measured at fair value on a recurring basis were as follows:

	Balance December 31, 2010	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$1.1	$—	$1.1	$—
Money market funds held in rabbi trusts	12.5	12.5	—	—

	$13.6	$12.5	$1.1	$—

Liabilities:
Foreign exchange forward contracts	$0.3	$—	$0.3	$—
Contingent consideration	20.1	—	—	20.1

	$20.4	$—	$0.3	$20.1

	Balance December 31, 2009	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$0.3	$—	$0.3	$—
Money market funds held in rabbi trusts	0.8	0.8	—	—

	$1.1	$0.8	$0.3	$—

Liabilities:
Foreign exchange forward contracts	$0.9	$—	$0.9	$—
Contingent consideration	12.6	—	—	12.6

	$13.5	$—	$0.9	$12.6

Foreign exchange forward contracts are classified within Level 2 because these contracts are not actively traded but are valued using quoted forward foreign exchange prices at the reporting date. Money market funds held in rabbi trusts are classified within Level 1 because they are valued using quoted prices in active markets.

For business acquisitions after December 31, 2008, contingent consideration obligations are recognized and measured at fair value at the acquisition date. After initial recognition, contingent consideration obligations are remeasured at fair value, with changes in fair value recognized in earnings. Contingent consideration obligations are classified within Level 3 because fair value is measured based on the probability-weighted present value of the consideration expected to be transferred.

Changes in the fair value of contingent consideration obligations for the years 2010 and 2009 were as follows:

	2010	2009
Balance at beginning of year	$12.6	$—
Liabilities recognized at acquisition date	6.5	13.3
Losses (gains) recognized in earnings	1.0	(0.7)

Balance at end of year	$20.1	$12.6

15.    Fair Value Measurements (continued)

Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate their fair values at December 31, 2010 and 2009, because of the short-term maturities and nature of these balances.

The estimated fair value of long-term debt at December 31, 2010 and 2009 was $2,864.9 million and $2,769.7 million, respectively, and the related carrying value was $2,782.0 million and $2,714.3 million, respectively. The fair value of our fixed-rate borrowings was estimated based on their quoted market prices. The carrying value of amounts outstanding under our senior secured credit facilities is considered to approximate fair value because interest accrues at rates that fluctuate with interest rate trends. The carrying value of other long-term debt outstanding also approximates fair value due to the variable nature of their interest rates.

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

Restructuring expenses, representing mostly employee severance and related costs, for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Restructuring expenses	$2.6	$47.8	$33.4

16.    Restructuring Expenses (continued)

Restructuring accruals of $11.5 million and $29.5 million as of December 31, 2010 and 2009, respectively, were included in other current liabilities on the consolidated balance sheet. All restructuring-related payments in 2010, 2009 and 2008 were funded with cash from operations, and we expect that future payments also will be funded with cash from operations. The following table summarizes the activity for the restructuring charges discussed above and the related accrual:

	Severance, Termination Benefits and Other	Asset Impairments and Disposals	Total
Balance as of January 1, 2008	$8.4	$—	$8.4
Charges to restructuring expense	33.4	—	33.4
Cash payments	(11.5)	—	(11.5)
Currency translation adjustments	(2.1)	—	(2.1)

Balance as of December 31, 2008	28.2	—	28.2
Charges to restructuring expense	27.1	20.7	47.8
Cash payments	(26.5)	—	(26.5)
Asset writedowns and disposals	—	(20.7)	(20.7)
Currency translation adjustments	0.7	—	0.7

Balance as of December 31, 2009	29.5	—	29.5
Charges (credits) to restructuring expense	10.6	(3.2)	7.4
Reversal of previously accrued amounts	(4.8)	—	(4.8)
Cash payments	(21.8)	—	(21.8)
Gain on asset disposals	—	3.2	3.2
Currency translation adjustments	(2.0)	—	(2.0)

Balance as of December 31, 2010	$11.5	$—	$11.5

17.    Summary of Other Income (Expense), Net

The components of other income (expense), net in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 include the following:

	2010	2009	2008
Loss on early extinguishment of debt	$(27.4)	$(20.5)	$—
Franchise taxes	(1.0)	(0.9)	0.1
Equity in earnings of unconsolidated subsidiaries	1.5	0.6	0.3
Foreign currency exchange adjustments	(17.8)	1.9	(10.7)
Other income (expense), net	(0.4)	1.3	(7.1)

	$(45.1)	$(17.6)	$(17.4)

Foreign currency exchange adjustments

Effective January 1, 2010, Venezuela’s economy was designated as highly inflationary under U.S. generally accepted accounting principles, since it had experienced a rate of general inflation in excess of 100% over the latest three-year period. Accordingly, the functional currency of our subsidiary company in Venezuela was changed to the U.S. dollar, and all gains and losses resulting from the remeasurement of its financial statements since January 1, 2010 were recorded in the statement of operations. Our Venezuelan subsidiary accounted for approximately 2% of our consolidated net sales for each of the years ended December 31, 2010 and 2009.

On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte and the establishment of a two-tier exchange structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential items and 4.30 for non-essential items. We remeasured our Venezuelan subsidiary’s balance sheet accounts to reflect the devaluation by using the exchange rate for non-essential items, which resulted in a foreign exchange loss of $23.2 million. Because about half of the

17.    Summary of Other Income (Expense), Net (continued)

products imported by our Venezuelan subsidiary were classified as essential, this loss was subsequently reduced by approximately $7.8 million of foreign exchange gains that were recognized when payments were made using the exchange rate for essential products. We remeasure the financial statements of our Venezuelan subsidiary at the 4.30 exchange rate, the rate at which we expect to remit dividends.

In December 2010, the Venezuelan government announced the elimination of the two-tier exchange rate structure, effective January 1, 2011, and the official exchange rate of 4.30 was established for substantially all items. As a result, the exchange rate for essential items cannot be used for our unsettled amounts at December 31, 2010. The elimination of the two-tier rate structure did not have a significant impact on our financial position or results of operations.

18.    Earnings Per Share

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

Basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 were calculated as follows:

(in millions)	2010	2009	2008
Numerator for basic and diluted earnings per share attributable to Nalco Holding Company common shareholders:
Net earnings (loss) attributable to Nalco Holding Company	$196.2	$60.5	$(342.6)

Denominator for basic earnings per share – weighted average common shares outstanding	138.3	138.2	140.1
Effect of dilutive securities:
Share-based compensation plans	1.1	0.4	—

Denominator for diluted earnings per share	139.4	138.6	140.1

There were 0.3 million shares, 0.5 million shares and 2.4 million shares potentially issuable under share-based compensation plans at December 31, 2010, 2009 and 2008, respectively, that were excluded from our diluted earnings per share computation, as the effect of including such shares would be anti-dilutive.

19.    Segment Information

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

19.    Segment Information (continued)

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

Net sales by reportable segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Water Services	$1,809.6	$1,636.3	$1,890.5
Paper Services	755.2	683.5	794.7
Energy Services	1,685.7	1,427.0	1,527.2

Net sales	$4,250.5	$3,746.8	$4,212.4

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings (loss) before income taxes for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Segment direct contribution:
Water Services	$352.5	$315.3	$364.2
Paper Services	127.9	119.4	104.3
Energy Services	394.8	321.3	319.1

Total segment direct contribution	875.2	756.0	787.6

Expenses not allocated to segments:
Administrative expenses	246.8	256.4	203.5
Amortization of intangible assets	43.2	47.9	56.8
Restructuring expenses	2.6	47.8	33.4
Gain on divestiture	—	—	(38.1)
Impairment of goodwill	4.9	—	544.2

Operating earnings (loss)	577.7	403.9	(12.2)
Other income (expense), net	(45.1)	(17.6)	(17.4)
Interest income	4.3	3.9	8.3
Interest expense	(231.9)	(254.5)	(258.8)

Earnings (loss) before income taxes	$305.0	$135.7	$(280.1)

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

19.    Segment Information (continued)

Net sales by geographic region for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
United States	$2,081.1	$1,799.5	$2,028.2
Other Americas	451.3	396.4	411.1
Europe/Middle East/Africa	1,010.5	960.4	1,154.3
Asia/Pacific	707.6	590.5	618.8

	$4,250.5	$3,746.8	$4,212.4

Long-lived assets by geographic region as of December 31, 2010 and 2009 were as follows:

	2010	2009
United States	$2,208.7	$2,168.6
Other Americas	353.3	333.0
Europe/Middle East/Africa	846.0	871.2
Asia/Pacific	381.0	347.2

	$3,789.0	$3,720.0

Net sales by geographic area were determined based on origin of sale. Geographic data on long-lived assets is based on physical location of those assets. There were no sales from a single foreign country or customer that were material to our consolidated net sales.

20.    Contingencies and Litigation

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

We have been named as a potentially responsible party (“PRP”) by the Environmental Protection Agency (“EPA”) or state enforcement agencies at seven waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean up costs at these waste disposal sites. We are also remediating a small ground contamination that we discovered at our plant in Pilar, Argentina. Our financial contribution to remediate these sites is not expected to be material. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

Our undiscounted reserves for known environmental cleanup costs were $2.2 million at December 31, 2010. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

20.    Contingencies and Litigation (continued)

Expenditures for the year ended December 31, 2010, relating to environmental compliance and clean up activities, were not significant.

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

On May 1, 2010, the President appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by Nalco Company, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” We cooperated with this testing process and continued to supply COREXIT 9500, as requested by BP and government authorities. After review and testing of a number of dispersants, on June 30, 2010, and on August 2, 2010, EPA released toxicity data for eight oil dispersants.

The use of dispersants by the responding parties has been one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. We have encouraged ongoing monitoring and review of COREXIT and other dispersants and have cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company has been named in several lawsuits as described below.

20.    Contingencies and Litigation (continued)

Putative Class Action Litigation

In June, July and August 2010, Nalco Company was named, along with other unaffiliated defendants, in six putative class action complaints filed in either the United States District Court for the Eastern District of Louisiana (Parker, et al. v. Nalco Company, et al., Civil Action No. 2:10-cv-01749-CJB-SS; Harris, et al. v. BP, plc, et al., Civil Action No. 2:10-cv-02078-CJB-SS), the United States District Court for the Southern District of Alabama, Southern Division (Lavigne, et al. v. BP PLC, et al., Civil Action No. 1:10-cv-00222-KD-C; Wright, et al. v. BP, plc, et al., Civil Action No. 1:10-cv-00397-B) or the United States District Court for the Northern District of Florida, Pensacola Division (Walsh, et al. v. BP, PLC, et al., Civil Action No. 3:10-cv-00143-RV-MD; Petitjean, et al. v. BP, plc, et al., Civil Action No. 3:10-cv-00316-RS-EMT) on behalf of various potential classes of persons who live and work in or derive income from the Coastal Zone. The Parker, Lavigne and Walsh cases have since been voluntarily dismissed. Each of the remaining actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in each of these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

Other Related Claims

In July, August, September, October and December 2010, Nalco Company was also named, along with other unaffiliated defendants, in eight complaints filed by individuals in either the United States District Court for the Eastern District of Louisiana (Ezell v. BP, plc, et al., Civil Action No. 2:10-cv-01920-KDE-JCW), the United States District Court for the Southern District of Alabama, Southern Division (Monroe v. BP, plc, et al., Civil Action No. 1:10-cv-00472-M; Hill v. BP, plc, et al., Civil Action No. 1:10-cv-00471-CG-N; Hudley v. BP, plc, et al., Case No 10-cv-00532-N), the United States District Court for the Northern District of Florida, Tallahassee Division (Capt Ander, Inc. v. BP, plc, et al., Civil Action No. 4:10-cv-00364-RH-WCS), the United States District Court for the Southern District of Mississippi, Southern Division (Trehern v. BP, plc, et al., Civil Action No. 1:10-cv-00432-HSO-JMR) or the United States District Court for the Southern District of Texas (Chatman v. BP Exploration & Production, Case No. 10-cv-04329; Brooks v. Tidewater Marine LLC, et al., Case No. 11-cv-00049). The complaints generally allege, among other things, negligence and injury resulting from the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaints seeks unspecified compensatory and punitive damages, and attorneys’ fees and costs. The Chatman case was voluntarily dismissed. Nalco, the incident defendants and the other responder defendants have also been named as a third party defendant by Transocean Deepwater Drilling, Inc. and its affiliates (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771).

All of the cases pending against Nalco Company have been administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (the “MDL”). Nalco has not yet been served in Harris, et al. v. BP plc, et al. or in Petitjean, et al. v. BP, plc, et al. Pursuant to orders issued by Judge Barbier in the MDL, the claims have been consolidated in several master complaints, including one naming Nalco and others who responded to the Gulf Oil Spill (known as the “B3 Bundle”). Plaintiffs are required by Judge Barbier to prepare a list designating previously-filed lawsuits that assert claims within the B3 Bundle regardless of whether the lawsuit named each defendant named in the B3 Bundle master complaint. We have received a draft list from the plaintiffs’ steering committee. The draft list identifies fifteen cases in the B3 Bundle, some of which are putative class actions. Six cases previously filed against Nalco are not included in the B3 Bundle.

We believe the claims are without merit and intend to defend these lawsuits vigorously. We also believe that we have rights to contribution and/or indemnification (including legal expenses) from third parties. However, we cannot predict the outcome of these lawsuits, the involvement we might have in these matters in the future or the potential for future litigation.

21.    2010 Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
2010
Net sales	$956.6	$1,086.6	$1,088.3	$1,119.0
Cost of product sold	514.8	592.3	602.2	627.4
Restructuring expenses	1.5	0.7	(0.3)	0.7
Earnings before income taxes	47.7	98.7	98.4	60.2
Net earnings	26.1	56.9	60.9	57.8
Net earnings attributable to Nalco Holding Company	25.2	56.7	58.9	55.4
Net earnings per share attributable to Nalco Holding Company common shareholders:
Basic	$0.18	$0.41	$0.43	$0.40
Diluted	$0.18	$0.41	$0.42	$0.40

	First Quarter	Second Quarter (2)	Third Quarter (3)	Fourth Quarter (2)
2009
Net sales	$868.4	$913.1	$957.0	$1,008.3
Cost of product sold	489.4	502.7	505.4	543.4
Restructuring expenses	0.3	43.9	2.7	0.9
Earnings (loss) before income taxes	36.3	(29.1)	53.9	74.6
Net earnings (loss)	24.7	(27.3)	29.5	41.0
Net earnings (loss) attributable to Nalco Holding Company	23.2	(29.2)	28.0	38.5
Net earnings (loss) per share attributable to Nalco Holding Company common shareholders:
Basic	$0.17	$(0.21)	$0.20	$0.28
Diluted	$0.17	$(0.21)	$0.20	$0.28

(1)	Earnings before income taxes includes the impact of a loss on extinguishment of debt of $27.4 million and the impact of a $4.9 million charge for the impairment of goodwill.
(2)	Earnings (loss) before income taxes includes the impact of a loss on extinguishment of debt of $16.4 million and $4.1 million in the second quarter of 2009 and fourth quarter of 2009, respectively.
(3)	Earnings (loss) before income taxes includes the impact of a $20.6 million settlement loss attributable to the principal domestic pension plan.

22.    Subsequent Events

On January 6, 2011, we announced that we had entered into a definitive agreement to sell our marine chemicals business to Norway’s Wilhelmsen Ships Service for approximately $41.0 million. The sale, which closed on February 1, 2011, included goodwill, customer relationships, products and dedicated marine chemicals employees. The sale did not include any supply chain-related assets.

On January 26, 2011, we announced that we had sold our personal care products business to Lubrizol Corporation for $166.0 million. The sale included goodwill, customer relationships, dedicated personal care products employees and other related assets. The sale did not include any supply chain-related assets. We will continue to supply certain products to Lubrizol relating to the personal care products business.

The total estimated after-tax gain on the sale of these two businesses is expected to range from $75 million to $85 million, which would increase diluted earnings per share by an estimated 54 cents per share to 61 cents per share.

The marine chemicals and personal care products businesses were not presented as discontinued operations because their operations and cash flows were not clearly distinguished from the rest of the entity. The assets sold in these two transactions, consisting mostly of goodwill and customer relationships, were not separately classified as held for sale, because the amounts were not material relative to the total balances of the respective assets at December 31, 2010.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the principal executive officer and chief financial officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report, which is included in Item 8.

(c)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 that was not previously reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is included in Item 1 of Part I of this report.

Information with respect to our directors, included under the headings “What is the composition of the Board of Directors and how often are members elected?”, “Who are this year’s nominees?”, “Class I Directors Term Expiring in 2011”, “Class II Directors Term Expiring in 2012” and “Class III Directors Term Expiring in 2013” in the Proxy Statement, is incorporated herein by reference.

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

Information with respect to the number of shares of our common stock that could be issued under equity compensation plans as of December 31, 2010, included in the table titled “EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence, included under the headings “How does the Board determine which directors are considered independent?” in the Proxy Statement, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services, included under the heading “What fees did the Company pay to PricewaterhouseCoopers LLP for audit and other services for the fiscal year 2010 and to Ernst & Young LLP for audit and other services for the fiscal year 2009?” in the Proxy Statement, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

The following consolidated financial statements of Nalco Holding Company and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated Balance Sheets — December 31, 2010 and 2009

Consolidated Statements of Operations — Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity — Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows — Years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a) (2)	Financial statement schedules:

Schedule I — Condensed Financial Information

Schedule II — Valuation and Qualifying Accounts

All other financial statement schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

(a) (3)	Exhibits

See Index on pages 121 through 129 of this Annual Report on Form 10-K.

Schedule I — Condensed Financial Information

Nalco Holding Company (Parent Company Only)

Condensed Balance Sheets

(dollars in millions)

	December 31, 2010	December 31, 2009
Assets
Dividends receivable from subsidiaries	$4.8	$—
Investment in subsidiaries	696.8	476.4

Total assets	$701.6	$476.4

Liabilities and Shareholders’ Equity
Dividends payable	$4.8	$4.8
Total shareholders’ equity	696.8	471.6

Total liabilities and shareholders’ equity	$701.6	$476.4

See accompanying note to condensed financial statements.

Schedule I — Condensed Financial Information — Continued

Nalco Holding Company (Parent Company Only)

Condensed Statements of Operations

(dollars in millions)

	Year ended December 31
	2010	2009	2008
Net sales	$—	$—	$—
Operating costs and expenses:
Selling, administrative, and research expenses	—	—	—

Total operating costs and expenses	—	—	—

Operating earnings (loss)	—	—	—
Equity in earnings of subsidiaries	182.1	46.0	(355.5)
Other expenses	—	—	—
Interest expense to subsidiaries	—	—	(0.3)

Earnings (loss) before income taxes	182.1	46.0	(355.8)
Income tax provision (benefit)	(14.1)	(14.5)	(13.2)

Net earnings (loss)	$196.2	$60.5	$(342.6)

See accompanying note to condensed financial statements.

Schedule I — Condensed Financial Information — Continued

Nalco Holding Company (Parent Company Only)

Condensed Statements of Cash Flows

(dollars in millions)

	Year ended December 31
	2010	2009	2008
Operating activities
Net earnings (loss)	$196.2	$60.5	$(342.6)
Equity in earnings of subsidiaries	(182.1)	(46.0)	355.5
Dividends from subsidiaries	19.3	19.3	136.7
Deferred income taxes	(14.1)	(14.5)	(13.2)
Other	—	—	(0.2)

Net cash provided by operating activities	19.3	19.3	136.2

Investing activities
Advances from (to) subsidiaries	—	—	(13.2)

Net cash used for investing activities	—	—	(13.2)

Financing activities
Cash dividends	(19.3)	(19.3)	(19.7)
Purchases of treasury stock	—	—	(103.3)

Net cash used for financing activities	(19.3)	(19.3)	(123.0)

Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—

Cash at the end of period	$—	$—	$—

See accompanying note to condensed financial statements.

Schedule I — Condensed Financial Information — Continued

Nalco Holding Company (Parent Company Only)

Note to Condensed Financial Statements

December 31, 2010

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

The financial statements for Nalco Holding Company (Parent Company Only) summarize the results of operations and cash flows for the years ended December 31, 2010, 2009 and 2008, and the financial position as of December 31, 2010 and 2009. In these statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition, November 4, 2003. The Company’s share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The Nalco Holding Company parent-company-only financial statements should be read in conjunction with the consolidated financial statements of Nalco Holding Company and subsidiaries.

Schedule II – Valuation and Qualifying Accounts

Years Ended December 31, 2010, 2009 and 2008

		Additions			Other Changes Increase (Decrease)
(dollars in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Currency Translation Adjustments	Other		Balance at End of Period
Year Ended December 31, 2010
Allowance for doubtful accounts	$17.8	$0.9	$—		$(0.3)	$(5.2	) (1)	$13.2
Deferred tax asset valuation allowance	95.2	(0.7)	(4.7	) (2)	(3.3)	—		86.5
Year Ended December 31, 2009
Allowance for doubtful accounts	$23.8	$3.0	$—		$0.5	$(9.5	) (1)	$17.8
Deferred tax asset valuation allowance	49.6	29.0	10.3	(3)	6.3	—		95.2
Year Ended December 31, 2008
Allowance for doubtful accounts	$19.5	$9.3	$—		$(1.4)	$(3.6	) (1)	$23.8
Deferred tax asset valuation allowance	88.1	(19.7)	(7.9	) (4)	(10.9)	—		49.6

(1)	Account write-offs net of recoveries.

(2)	Decreased allowance credited to other comprehensive income of $2.1 million and reclassification to deferred tax assets of $2.6 million.

(3)	Increased allowance charged to other comprehensive income of $6.1 million and reclassification from deferred tax assets of $4.2 million.

(4)	Reduced allowance resulting from the Acquisition charged to goodwill of $8.1 million and reclassification from deferred tax assets of $0.2 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NALCO HOLDING COMPANY
(Registrant)

By:	/s/ KATHRYN A. MIKELLS
Kathryn A. Mikells
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2011.

Signature	Title

/S/ J. ERIK FYRWALD J. Erik Fyrwald	Chairman of the Board, President and Chief Executive Officer

/S/ KATHRYN A. MIKELLS Kathryn A. Mikells	Executive Vice President and Chief Financial Officer

/S/ SCOTT J. HINKLE Scott J. Hinkle	Controller (Principal Accounting Officer)

/S/ CARL M. CASALE Carl M. Casale	Director

/S/ RODNEY F. CHASE Rodney F. Chase	Director

/S/ RICHARD B. MARCHESE Richard B. Marchese	Director

/S/ PAUL J. NORRIS Paul J. Norris	Director

/S/ DOUGLAS A. PERTZ Douglas A. Pertz	Director

/S/ DANIEL S. SANDERS Daniel S. Sanders	Director

/S/ MARY M. VANDEWEGHE Mary M. VanDeWeghe	Director

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

(File No.333-115560).

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

(File No. 333-115560).

4.3	First Supplemental Indenture, dated as of December 3, 1999, by and between Nalco Chemical Company and The Chase Manhattan Bank, which is incorporated herein by reference from Exhibit 4.2 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.4	Senior Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.5	Senior Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.4 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.6	Senior Subordinated Notes Indenture, dated as of November 4, 2003, among Nalco Company, the Guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.7	Senior Subordinated Notes Supplemental Indenture, dated as of November 12, 2003, among Nalco Company, the guarantors named therein and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

4.8	Indenture, dated as of January 21, 2004 among Nalco Finance Holdings LLC, Nalco Finance Holdings Inc. and The Bank of New York, as Trustee, which is incorporated herein by reference from Exhibit 4.7 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

Exhibit Number

4.9	Indenture, dated as of May 13, 2009, among Nalco Company, the Guarantors named therein and the Bank of New York Mellon, as Trustee, which is incorporated herein by reference from Exhibit 4.1 on Form 8-K of Nalco Holding Company filed on May 15, 2009 (File No. 001-32342).

4.10	Form of 8 1/4% Senior Notes due 2017 (included in Exhibit 4.9), which is incorporated herein by reference from Exhibit 4.2 on Form 8-K of Nalco Holding Company filed on May 15, 2009 (File No. 001-32342).

4.11	Indenture, dated as of December 21, 2010, among Nalco Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Nalco Holding Company filed on December 27, 2010 (File No. 001-32342).

4.12	Form of 6.625% Senior Notes due 2019 (included in Exhibit 4.11), which is incorporated herein by reference from Exhibit 10.2 on Form 8-K of Nalco Holding Company filed on December 27, 2010 (File No. 001-32342).

4.13	Form of 6.875% Senior Notes due 2019 (included in Exhibit 4.11), which is incorporated herein by reference from Exhibit 10.3 on Form 8-K of Nalco Holding Company filed on December 27, 2010 (File No. 001-32342).

10.1	Guarantee Agreement, dated as of August 31, 2003, between Suez and Blackstone/Neptune Acquisition Company L.L.C., which is incorporated herein by reference from Exhibit 10.3 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.2	Reimbursement Agreement, dated as of November 4, 2003 between Suez and Nalco Company, which is incorporated herein by reference from Exhibit 10.5 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.3	Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sublandlord and Ondeo Nalco Company, as subtenant, which is incorporated herein by reference from Exhibit 10.6 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.4†	Employment agreement, effective as of November 1, 2003, between Nalco Company and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.11 of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

10.5†	Nalco LLC 2004 Unit Plan, which is incorporated herein by reference from Exhibit 10.24 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).

10.6	Nalco LLC Limited Liability Company Operating Agreement, dated May 17, 2004, which is incorporated herein by reference from Exhibit 10.25 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).

10.7	Warrant Agreement, which is incorporated herein by reference from Exhibit 10.4 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).

10.8	Registration Rights Agreement, dated as of November 16, 2004, among Nalco Holding Company, Nalco LLC and the other parties named therein, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).

10.9	Stockholders Agreement, dated as of November 16, 2004, between Nalco Holding Company and Nalco LLC, which is incorporated herein by reference from Exhibit 10.3 on Form 8-K of the Nalco Holding Company filed on November 18, 2004 (File No. 001-32342).

Exhibit Number

10.10†	Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan, which is incorporated herein by reference from Annex A on Form Defr14a of Nalco Holding Company filed on April 18, 2007 (File No. 001-32342).

10.11†	Management Members Agreement (class B, class C and class D Units), dated as of June 11, 2004, between Nalco LLC and Bradley J. Bell, which is incorporated herein by reference from Exhibit 10.36 of the Registration Statement on Form S-1 of Nalco Holding Company filed on August 26, 2004 (File No. 333-118583).

10.12†	Form of Nalco Holding Company Amended and Restated 2004 Stock Incentive Plan Restricted Stock Unit Agreement for the 2008 Grant, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 11, 2008 (File No. 001-32342).

10.13†	Second Amended and Restated Management Incentive Plan (as amended and restated May 4, 2006 and February 9, 2010), which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 12, 2010 (File No. 001-32342).

10.14†	Long Term Cash Incentive Plan of Nalco Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on March 1, 2005 (File No. 001-32342).

10.15†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).

10.16	Amendment No. 1, dated as of December 30, 2005, to the Nalco LLC Limited Liability Company Operating Agreement, dated May 17, 2004, which is incorporated herein by reference from Exhibit 10.51 of the Annual Report Form 10-K Nalco Holding Company filed on March 2, 2006 (File No. 001-32342).

10.17†	Amendment No. 1 to the Nalco Company Supplemental Profit Sharing Plan, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on August 9, 2007 (File No. 001-32342).

10.18†	Amendment No. 2 to the Nalco Company Supplemental Profit Sharing Plan, which is incorporated herein by reference from Exhibit 10.26 on Form 10-K of Nalco Holding Company filed on February 26, 2010 (File No. 001-32342).

10.19†	Amendment No. 1 to the Nalco Company Supplemental Retirement Income Plan, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on August 9, 2007 (File No. 001-32342).

10.20†	Amendment No. 2 to the Nalco Company Supplemental Retirement Income Plan, which is incorporated herein by reference from Exhibit 10.28 on Form 10-K of Nalco Holding Company filed on February 26, 2010 (File No. 001-32342).

10.21	Receivables Transfer Agreement of Nalco Company dated June 22, 2007, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on June 26, 2007 (File No. 001-32342).

10.22	Amended and Restated Receivables Purchase Agreement of Nalco Company dated June 22, 2007, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on June 26, 2007 (File No. 001-32342).

10.23†	Nalco Holding Company Amended and Restated 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective March 7, 2008, between Nalco Holding Company and David Johnson, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 19, 2008 (File No. 001-32342).

Exhibit Number

10.24†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective January 10, 2006, between Nalco Holding Company and David Johnson, which is incorporated herein by reference from Exhibit 10.68 on Form 10-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.25†	Nalco Holding Company 2004 Stock Incentive Plan Restricted Stock Unit Agreement, effective June 7, 2007, between Nalco Holding Company and David Johnson, which is incorporated herein by reference from Exhibit 10.69 on Form 10-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.26†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement, effective December 2, 2007, between Nalco Company and David Johnson, which is incorporated herein by reference from Exhibit 10.70 on Form 10-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.27†	Employment Letter Agreement dated as of February 21, 2008, between Nalco Holding Company and J. Erik Fyrwald, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 28, 2008 (File No. 001-32342).

10.28†	Non-Plan Stock Option Agreement effective as of March 7, 2008, between Nalco Holding Company and J. Erik Fyrwald, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on March 12, 2008 (File No. 001-32342).

10.29†	Non-Plan Restricted Stock Agreement effective as of March 7, 2008, between Nalco Holding Company and J. Erik Fyrwald, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on March 12, 2008 (File No. 001-32342).

10.30†	Employment Letter Agreement dated as of July 17, 2008, between David E. Flitman and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on July 22, 2008 (File No. 001-32342).

10.31†	Employment Letter Agreement dated August 22, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on August 26, 2008 (File No. 001-32342).

10.32†	Death Benefit Agreement effective August 22, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on August 26, 2008 (File No. 001-32342).

10.33†	Employment Agreement effective August 22, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on August 26, 2008 (File No. 001-32342).

10.34†	Sign-On Restricted Share Award Agreement effective September 9, 2008, between David E. Flitman and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on September 11, 2008 (File No. 001-32342).

10.35†	Sign-On Restricted Share Award Agreement effective October 8, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on October 14, 2008 (File No. 001-32342).

Exhibit Number

10.36†	Nonqualified Stock Option Agreement effective October 8, 2008, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on October 14, 2008 (File No. 001-32342).

10.37†	Restricted Share Agreement effective January 1, 2009, between Bradley J. Bell and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.38†	Form of Severance Agreement effective January 1, 2009, between Bradley J. Bell and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.39†	Form of 2009 Restricted Stock Unit Agreement granted to non-employee directors under the 2004 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on January 12, 2009 (File No. 001-32342).

10.40†	Form of Change of Control Agreement effective January 1, 2009, between Bradley J. Bell and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on November 26, 2008 (File No. 001-32342).

10.41†	Nalco Holding Company Amended and Restated 2004 Stock Incentive Plan Restricted Stock Unit Agreement for the 2008 Grant effective March 7, 2008, between Nalco Holding Company and David Johnson, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on February 19, 2008 (File No. 001-32342).

10.42†	First Amendment to the Nalco Company Employee Welfare Benefits Plan, which is incorporated herein by reference from Exhibit 10.64 on Form 10-K of Nalco Holding Company filed on February 26, 2010 (File No. 001-32342).

10.43†	2009 Productivity Success Payments Plan, which is incorporated herein by reference from Exhibit 10.65 on Form 10-K of Nalco Holding Company filed on February 26, 2010 (File No. 001-32342).

10.44†	Amendment No. 5 to the Nalco Company Retirement Income Plan, which is incorporated herein by reference from Exhibit 10.66 on Form 10-K of Nalco Holding Company filed on February 26, 2010 (File No. 001-32342).

10.45^	Credit Agreement, dated as of May 13, 2009, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc., as Syndication Agent, HSBC Securities (USA) Inc. and BMO Capital Markets, as Co-Documentation Agents, Banc of America Securities LLC, Deutsche Bank Securities Inc. and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Book Managers with respect to the Revolving Credit Facility, Deutsche Bank Securities Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Book Managers with respect to the Term Loan Facility and BMO Capital Markets, as Joint Book Manager with respect to the Term Loan Facility, which is incorporated herein by reference from Exhibit 10.2 on Form 8-K of Nalco Holding Company filed on May 15, 2009 (File No. 001-32342).

10.46	U.S. Guarantee and Collateral Agreement, dated as of May 13, 2009, among Nalco Holdings LLC, Nalco Company, each domestic subsidiary of Nalco Holdings LLC named therein and Citicorp North America, Inc., as Collateral Agent, which is incorporated herein by reference from Exhibit 10.3 on Form 8-K of Nalco Holding Company filed on May 15, 2009 (File No. 001-32342).

Exhibit Number

10.47	Intercreditor Agreement, dated as of May 13, 2009, by and between Citicorp North America, Inc., as 2003 Credit Agent and Bank of America, N.A., as 2009 Credit Agent, which is incorporated herein by reference from Exhibit 10.4 on Form 8-K of Nalco Holding Company filed on May 15, 2009 (File No. 001-32342).

10.48	Amendment No. 1, dated as of November 25, 2009, to the Credit Agreement, dated as of May 13, 2009, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc., as Syndication Agent, HSBC Securities (USA) Inc. and BMO Capital Markets, as Co-Documentation Agents, Banc of America Securities LLC, Deutsche Bank Securities Inc. and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Book Managers with respect to the Revolving Credit Facility, Deutsche Bank Securities Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Book Managers with respect to the Term Loan Facility and BMO Capital Markets, as Joint Book Manager with respect to the Term Loan Facility, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Nalco Holding Company filed on November 30, 2009 (File No. 001-32342).

10.49	Joinder Agreement, dated as of December 7, 2009, among Nalco Holdings LLC, Nalco Company, the financial institutions party thereto, and Bank of America, N.A., as administrative agent and collateral agent, to the Credit Agreement, dated as of May 13, 2009, among Nalco Holdings LLC, Nalco Company, the foreign subsidiary borrowers from time to time party thereto, the financial institutions party thereto, and Bank of America, N.A., as administrative Agent and collateral Agent, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Nalco Holding Company filed on December 8, 2009 (File No. 001-32342).

10.50†	Form of 2010 Restricted Stock Unit Agreement granted to non-employee directors under the 2004 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Nalco Holding Company filed on January 11, 2010 (File No. 001-32342).

10.51†	Form of Director Indemnification Agreement, which is incorporated herein by reference from Exhibit 10.2 on Form 8-K of Nalco Holding Company filed on January 11, 2010 (File No. 001-32342).

10.52	Amendment No. 2, dated as of May 27, 2010, to the Credit Agreement, dated as of May 13, 2009, among Nalco Holdings LLC, Nalco Company, as U.S. Borrower, the Foreign Subsidiary Borrowers from time to time party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, Deutsche Bank Securities Inc., as Syndication Agent, HSBC Securities (USA) Inc. and BMO Capital Markets, as Co-Documentation Agents, Banc of America Securities LLC, Deutsche Bank Securities Inc. and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Book Managers with respect to the Revolving Credit Facility, Deutsche Bank Securities Inc., Banc of America Securities LLC and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Book Managers with respect to the Term Loan Facility and BMO Capital Markets, as Joint Book Manager with respect to the Term Loan Facility, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Nalco Holding Company filed on June 3, 2010 (File No. 001-32342).

10.53	Receivables Transfer Agreement, dated as of June 22, 2010, by and among Nalco Receivables II LLC, as Transferor, Nalco Company, as Collection Agent, the several transferees and funding agents from time to time party thereto and Credit Agricole Corporate and Investment Bank, New York, as Administrative Agent, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Nalco Holding Company filed on June 28, 2010 (File No. 001-32342).

Exhibit Number

10.54	Receivables Purchase Agreement, dated as of June 22, 2010, by and between Nalco Company, as Seller, and Nalco Receivables II LLC, as Buyer, which is incorporated herein by reference from Exhibit 10.2 on Form 8-K of Nalco Holding Company filed on June 28, 2010 (File No. 001-32342).

10.55	Sale Agreement, dated as of June 22, 2010, by and among Nalco Company, Nalco Receivables II LLC and Nalco Receivables LLC, which is incorporated herein by reference from Exhibit 10.3 on Form 8-K of Nalco Holding Company filed on June 28, 2010 (File No. 001-32342).

10.56	Joinder Agreement, dated as of October 5, 2010, among Nalco Holdings LLC, Nalco Company, the financial institutions party thereto, and Bank of America, N.A., as administrative agent and collateral agent, to the Credit Agreement, dated as of May 13, 2009, among Nalco Holdings LLC, Nalco Company, the foreign subsidiary borrowers from time to time party thereto, the financial institutions party thereto, and Bank of America, N.A., as administrative agent and collateral agent, which is incorporated herein by reference from Exhibit 10.1 on Form 8-K of Nalco Holding Company filed on October 6, 2010 (File No. 001-32342).

10.57	Joinder Agreement, dated as of October 5, 2010, among Nalco Holdings LLC, Nalco Company, the financial institutions party thereto, and Bank of America, N.A., as administrative agent and collateral agent, to the Credit Agreement, dated as of May 13, 2009, among Nalco Holdings LLC, Nalco Company, the foreign subsidiary borrowers from time to time party thereto, the financial institutions party thereto, and Bank of America, N.A., as administrative agent and collateral agent, which is incorporated herein by reference from Exhibit 10.2 on Form 8-K of Nalco Holding Company filed on October 6, 2010 (File No. 001-32342).

10.58	Amendment No. 3, dated as of October 5, 2010, to the Credit Agreement, dated as of May 13, 2009, among Nalco Holdings LLC, Nalco Company, the foreign subsidiary borrowers from time to time party thereto, the financial institutions party thereto, and Bank of America, N.A., as administrative agent and collateral agent, which is incorporated herein by reference from Exhibit 10.3 on Form 8-K of Nalco Holding Company filed on October 6, 2010 (File No. 001-32342).

10.59	Registration Rights Agreement, dated as of December 21, 2010 between Nalco Company, Nalco Holdings LLC, the Guarantors named therein and Goldman, Sachs & Co., as representative of the Dollar Initial Purchasers and Goldman Sachs International as representative of the Euro Initial Purchasers, which is incorporated herein by reference from Exhibit 10.4 on Form 8-K of Nalco Holding Company filed on December 27, 2010 (File No. 001-32342).

10.60†	Severance Agreement dated January 1, 2011, between J. Erik Fyrwald and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

10.61†	Change of Control Agreement dated January 1, 2011, between J. Erik Fyrwald and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

10.62†	Severance Agreement dated January 1, 2011, between Kathryn A. Mikells and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

Exhibit Number

10.63†	Change of Control Agreement dated January 1, 2011, between Kathryn A. Mikells and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

10.64†	Severance Agreement dated January 1, 2011, between David E. Flitman and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

10.65†	Change of Control Agreement dated January 1, 2011, between David E. Flitman and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.3 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

10.66†	Severance Agreement dated January 1, 2011, between Eric G. Melin and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.4 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

10.67†	Change of Control Agreement dated January 1, 2011, between Eric G. Melin and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.4 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

10.68†	Severance Agreement dated January 1, 2011, between David Johnson and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.5 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

10.69†	Change of Control Agreement dated January 1, 2011, between David Johnson and Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.5 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

10.70†	Foreign Localization Agreement dated January 1, 2011, between David Johnson and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.5 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

10.71†*	Sign-On Restricted Shares Agreement, effective October 28, 2010, between Kathryn A. Mikells and Nalco Holding Company.

10.72†*	Sign-On Stock Options Agreement, effective October 28, 2010, between Kathryn A. Mikells and Nalco Holding Company.

10.73†*	Employment Letter Agreement dated as of September 29, 2010 between Kathryn A. Mikells and Nalco Company, a subsidiary of Nalco Holding Company.

10.74†*	Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan 2011 – 2013 Leadership Stock Plan Grant Cycle.

10.75†

Amended Severance Agreement, effective February 14, 2011, between Kathryn A. Mikells and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on

February 17, 2011 (File No. 001-32342).

10.76†	Amended and Restated Foreign Localization Agreement, effective January 1, 2011, between David Johnson and Nalco Company, a subsidiary of Nalco Holding Company, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on February 17, 2011 (File No. 001-32342).

Exhibit Number

14	Code of Ethical Business Conduct, which is incorporated herein by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on May 7, 2008 (File No. 001-32342).

16.1	Letter from Ernst and Young LLP dated February 26, 2010 to the Securities and Exchange Commission, which is incorporated herein by reference from Exhibit 16.1 on Form 8-K of Nalco Holding Company filed on February 26, 2010 (File No. 001-32342).

21.1*	Active Subsidiaries of Nalco Holding Company.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Ernst & Young LLP.

31.1*	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of J. Erik Fyrwald, our Chairman, President and Chief Executive Officer, and Kathryn A. Mikells, our Executive Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

*	Filed herewith

^	Credit Agreement exhibits and schedules filed herewith

†	Indicates a management contract or compensatory plan

**	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Nalco Holding Company, 1601 West Diehl Road, Naperville, IL 60563.