Form 10-Q
period 2011-03-31
Nalco Holding CO
filed 2011-04-27
CIK 1298341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 13, 2011, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 138,725,411 shares.

QUARTERLY REPORT ON FORM 10-Q

NALCO HOLDING COMPANY

Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

Nalco Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

	(Unaudited) March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$118.7	$128.1
Accounts receivable, less allowances of $11.2 in 2011 and $13.2 in 2010	799.8	765.5
Inventories:
Finished products	287.2	246.0
Materials and work in process	100.3	84.0

	387.5	330.0
Prepaid expenses, taxes and other current assets	194.8	211.1

Total current assets	1,500.8	1,434.7

Property, plant, and equipment, net	745.8	729.1
Intangible assets:
Goodwill	1,824.9	1,844.1
Other intangibles, net	1,016.6	1,023.3
Other assets	179.5	192.5

Total assets	$5,267.6	$5,223.7

Liabilities and equity
Current liabilities:
Accounts payable	$383.5	$356.5
Short-term debt	93.3	90.0
Other current liabilities	378.7	411.7

Total current liabilities	855.5	858.2

Other liabilities:
Long-term debt	2,660.7	2,782.0
Deferred income taxes	272.9	260.3
Accrued pension benefits	394.0	405.6
Other liabilities	194.7	190.1

Total liabilities	4,377.8	4,496.2

Equity:
Nalco Holding Company shareholders’ equity	858.3	696.8
Noncontrolling interests	31.5	30.7

Total equity	889.8	727.5

Total liabilities and equity	$5,267.6	$5,223.7

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in millions, except per share amounts)

	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Net sales	$1,061.4	$956.6
Operating costs and expenses:
Cost of product sold	617.7	523.5
Selling, administrative, and research expenses	322.1	297.8
Amortization of intangible assets	9.7	10.7
Restructuring expenses	1.0	1.5
Gain on divestitures	(136.0)	—

Total operating costs and expenses	814.5	833.5

Operating earnings	246.9	123.1

Other income (expense), net	(6.1)	(18.9)
Interest income	0.2	2.2
Interest expense	(48.3)	(58.7)

Earnings before income taxes	192.7	47.7

Income tax provision	72.3	21.6

Net earnings	120.4	26.1

Less: Net earnings attributable to noncontrolling interests	3.0	0.9

Net earnings attributable to Nalco Holding Company	$117.4	$25.2

Net earnings per share attributable to Nalco Holding Company common shareholders:
Basic	$0.85	$0.18

Diluted	$0.84	$0.18

Weighted-average shares outstanding (millions):
Basic	138.7	138.3

Diluted	139.9	139.2

Cash dividends declared per share	$0.035	$0.035

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Operating activities
Net earnings	$120.4	$26.1
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation	32.3	30.2
Amortization	9.7	10.7
Gain on divestitures	(136.0)	—
Amortization of deferred financing costs	2.9	3.0
Loss on early extinguishment of debt	2.8	—
Other, net	22.4	29.3
Changes in operating assets and liabilities	(80.8)	(97.6)

Net cash (used for) provided by operating activities	(26.3)	1.7

Investing activities
Additions to property, plant, and equipment, net	(36.5)	(26.4)
Business purchases	(6.4)	—
Net proceeds from business divestitures	198.5	—
Other, net	5.6	—

Net cash provided by (used for) investing activities	161.2	(26.4)

Financing activities
Cash dividends	(4.9)	(9.7)
Changes in short-term debt, net	1.1	130.6
Proceeds from long-term debt	63.8	—
Repayments of long-term debt	(202.5)	—
Redemption premium on early extinguishment of debt	(3.0)	—
Deferred financing costs	(1.2)	—
Other, net	(3.5)	0.6

Net cash (used for) provided by financing activities	(150.2)	121.5
Effect of exchange rate changes on cash and cash equivalents	5.9	(12.8)

(Decrease) increase in cash and cash equivalents	(9.4)	84.0
Cash and cash equivalents at beginning of period	128.1	127.6

Cash and cash equivalents at end of period	$118.7	$211.6

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2011

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

Basis of Presentation

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report for Nalco Holding Company and subsidiaries for the fiscal year ended December 31, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Certain minor reclassifications have been made to the prior year data to conform to the current year presentation, which had no effect on net earnings or equity reported for any period.

In addition, during the first quarter 2011, we identified certain costs that were previously classified as selling, administrative and research expenses that we believe are more appropriately classified in cost of product sold. These expenses consisted of depreciation on certain manufacturing assets, incentive compensation for production employees, and compensation for certain engineers who provide product application services to customers. These reclassifications increased cost of product sold and reduced selling administrative and research expenses approximately $9.2 million for the quarter ended March 31, 2010. The total amount to be reclassified to cost of product sold from selling, administrative and research expenses for fiscal year 2010 is approximately $37.0 million. There is no impact to earnings before income taxes or net earnings as a result of these adjustments.

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (“deliverables” or “elements”) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if vendor-specific objective evidence is not available, or estimated selling price (“ESP”) if neither vendor-specific nor third-party evidence is available.

This guidance changes the units of accounting for certain of our service-related offerings. Specifically, on-site technical expertise that is included in bundled customer solutions will now be a separate unit of accounting since ESP must now be used to determine selling price. Generally, most products and services now qualify as separate units of accounting. Products are typically considered delivered upon shipment.

In certain arrangements, which are usually reserved for our largest customers, we provide some combination or all of the following deliverables: (1) chemicals, (2) equipment and (3) on-site technical expertise. Differences in customer equipment and processes drive substantial variation in the application of our chemicals and the individual programs we create. In these multiple element arrangements, we usually remain the owner of any equipment at the customer site. Additionally, our representatives may have a regular presence at a customer’s facility, which is usually provided under a contract. The regular presence of the representative permits us to closely track the results of the program and to make modifications to the program as necessary for the highest efficiency. This on-site presence is now allocated a portion of revenue.

For fiscal 2011 and future periods, pursuant to the new guidance, when a new or materially-modified sales arrangement contains multiple elements, we allocate revenue to each deliverable based on a selling price hierarchy. VSOE of fair value is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating similar competitor services in stand-alone sales. However, as our on-site technical expertise and solutions are based on specific Nalco chemicals and each solution is generally highly customized, the comparable pricing of similar services typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors’ selling prices for services are on a stand-alone basis, we are not typically able to determine TPE. The best estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, market conditions, gross margin objectives and internal costs.

2. Recent Accounting Pronouncements (continued)

The following types of commercial arrangements are the most commonly used for the sale of multiple deliverables:

Ship and Bill. Following the receipt of a purchase order from the customer, we invoice when the products are shipped, based on agreed pricing. At the end of each period, for those shipments where title to the product and the risks of loss and rewards of ownership do not transfer until the product has been received by the customer, or the service has not been performed, adjustments to revenues and cost of product sold are made to account for the delay. We recognize the service element of the ship and bill arrangements, in which we bundle the chemicals with on-site technical expertise, ratably over the term of the contract as we provide the services.

Production-based arrangements. Our billing is based on a customer’s production-based formula (e.g., dollars per ton of paper produced) within certain technical parameters. We use a combination of our service chemicals, on-site technical expertise and equipment to satisfy the customer requirement. Because the chemicals and equipment used and on-site technical expertise required are highly correlated with the customer’s production, revenue for each element is recognized monthly based on the production-based formula.

Usage-based arrangements. For these arrangements, we invoice according to the consumption of chemicals by the customer. The agreed price by kilogram or pound of chemical consumed also includes the availability of on-site expertise and the use of equipment to satisfy the customer requirement. Revenue is recognized monthly based on the usage-based formula which approximates when transfer of title occurs for chemical sales and a ratable recognition of service revenue.

The implementation of this amended accounting guidance did not have a material impact on our consolidated financial position and results of operations in the period of adoption. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition is not expected to have a significant effect on total net revenues in periods after the initial adoption.

Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

We maintain internal controls over the establishment and updates of VSOE, TPE and ESP. We currently do not expect a material impact in the near term from changes in VSOE, TPE or ESP.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance. The adoption of the guidance in the first quarter 2011 did not have any impact on our consolidated financial statements.

2. Recent Accounting Pronouncements (continued)

In December 2010, the FASB issued authoritative guidance that amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. Any impairment to be recorded upon adoption is to be recognized as an adjustment to beginning retained earnings. We adopted the guidance in the first quarter 2011, which did not have any impact on our consolidated financial statements.

In December 2010, the FASB issued authoritative guidance that addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance clarifies that when presenting comparative financial statements, an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also requires a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This guidance impacts disclosure requirements only, and upon its adoption in the first quarter 2011, did not have any impact on our financial statements.

3. Acquisitions and Dispositions

In the first quarter of 2011 we acquired the business assets of two companies for the initial price of $5.7 million. Not including any future payments of contingent consideration, the remaining purchase price of approximately $0.9 million is expected to be paid in the next nine months. On a preliminary basis, the purchase price, including the estimated fair value of contingent consideration, exceeded the fair value of the net tangible assets acquired by approximately $6.0 million, of which $3.3 million was allocated to goodwill and $2.7 million was allocated to other intangible assets. The goodwill of these acquisitions is expected to be deductible for tax purposes.

In January 2011, we completed the sale of our personal care products business to Lubrizol Corporation. Proceeds from the sale were $157.9 million, net of selling and other expenses of $6.3 million, and resulted in a gain of $111.9 million before income taxes. The sale included goodwill, customer relationships, dedicated personal care products employees and other related assets. The sale did not include any supply chain-related assets. We will continue to supply certain products to Lubrizol relating to the personal care products business.

In February 2011, we completed the sale of our marine chemicals business to Norway’s Wilhelmsen Ships Service. Proceeds from the sale were $40.6 million, net of selling and other expenses of $0.4 million, and resulted in a gain of $24.1 million before income taxes. The sale included goodwill, customer relationships, products and dedicated marine chemicals employees. The sale did not include any supply chain-related assets.

3. Acquisitions and Dispositions (continued)

The marine chemicals and personal care products businesses were not presented as discontinued operations because their operations and cash flows were not clearly distinguished from the rest of the entity. The assets sold in these two transactions, consisting mostly of goodwill and customer relationships, were not separately classified as held for sale, because the amounts were not material relative to the total balances of the respective assets at December 31, 2010. For the year ended December 31, 2010, the marine chemicals and personal care products businesses contributed approximately $70 million and $25 million to net sales and earnings before income taxes, respectively.

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

The pro forma impact as if the aforementioned acquisitions had occurred at the beginning of the respective years is not significant.

4. Goodwill

Changes in the carrying value of goodwill for the three months ended March 31, 2011 are summarized below:

(dollars in millions)	Water Services	Paper Services	Energy Services	Total
Balance as of January 1, 2011:
Goodwill	$1,279.5	$549.1	$564.6	$2,393.2
Accumulated impairment losses	—	(549.1)	—	(549.1)

	1,279.5	—	564.6	1,844.1

Acquisitions	1.5	—	1.8	3.3
Divestitures	(56.6)	—	—	(56.6)
Effect of foreign currency translation	25.6	—	8.5	34.1

Balance as of March 31, 2011:
Goodwill	1,250.0	549.1	574.9	2,374.0
Accumulated impairment losses	—	(549.1)	—	(549.1)

	$1,250.0	$—	$574.9	$1,824.9

5. Debt

Debt consists of the following:

(dollars in millions)	March 31, 2011	December 31, 2010
Short-term
Checks outstanding and bank overdrafts	$26.0	$24.0
Notes payable to banks	56.8	55.5
Current maturities of long-term debt	10.5	10.5

	$93.3	$90.0

Long-term
Securitized trade accounts receivable facility	$125.0	$67.8
Term loan B, due October 2017 (including discount of $3.0 in 2011 and $3.1 in 2010)	643.8	645.3
Term loan C, due May 2016 (including discount of $21.5 in 2011 and $22.5 in 2010)	274.7	274.5
Term loan C-1, due May 2016 (including discount of $4.1 in 2011 and $4.3 in 2010)	95.4	95.4
Senior notes, due January 2019	750.0	750.0
Senior notes (euro), due January 2019	283.6	267.4
Senior discount notes, due February 2014 (including premium of $0.4 in 2010)	—	200.4
Senior notes, due May 2017 (including discount of $8.2 in 2011 and $8.5 in 2010)	491.8	491.5
Other	6.9	0.2

	2,671.2	2,792.5
Less: Current portion	10.5	10.5

	$2,660.7	$2,782.0

5. Debt (continued)

Using the proceeds from the sale of our marine chemicals business and personal care products business we repaid the remaining $200.4 million of senior discount notes in March 2011. In connection with this transaction we incurred a $2.8 million loss on early extinguishment of debt.

We had $21.1 million of letters of credit outstanding at March 31, 2011 under our senior secured credit facilities.

6. Equity

Equity consists of the following:

(dollars in millions, except per share amounts)	March 31, 2011	December 31, 2010
Nalco Holding Company shareholders’ equity:
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.01 per share; authorized 500,000,000 shares; 148,261,354 and 147,925,072 shares issued at March 31, 2011 and December 31, 2010, respectively	1.4	1.4
Additional paid-in capital	804.8	800.7
Treasury stock, at cost; 9,535,943 shares at March 31, 2011 and December 31, 2010	(211.3)	(211.3)
Retained earnings (accumulated deficit)	66.9	(45.6)
Accumulated other comprehensive income:
Net prior service credit	31.4	32.4
Net actuarial loss	(94.3)	(95.6)
Currency translation adjustments	259.4	214.8

Nalco Holding Company shareholders’ equity	858.3	696.8
Noncontrolling interests	31.5	30.7

Total equity	$889.8	$727.5

In July 2007, our Board of Directors authorized a $300 million share repurchase program and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. As of December 31, 2010, we had repurchased 9,535,943 shares at a cost of $211.3 million. No additional shares were repurchased during the three months ended March 31, 2011.

7. Pension and Other Postretirement Benefit Plans

We have several noncontributory, defined benefit pension plans covering most employees in the U.S. and those with certain foreign subsidiaries. We also provide a supplementary, nonqualified, unfunded plan for U.S. employees whose pension benefits exceed ERISA limitations. The components of net periodic pension cost for the three months ended March 31, 2011 and 2010 were as follows:

	U.S.		Non-U.S.
(dollars in millions)	Three Months ended March 31, 2011	Three Months ended March 31, 2010	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Service cost	$—	$—	$2.4	$2.4
Interest cost	6.1	6.1	5.8	4.7
Expected return on plan assets	(5.6)	(4.8)	(4.6)	(3.6)
Prior service credit	(0.6)	(0.5)	(0.4)	(0.3)
Net actuarial loss	3.5	1.0	0.1	0.1
Settlements	—	—	0.7	—

Net periodic pension cost	$3.4	$1.8	$4.0	$3.3

7. Pension and Other Postretirement Benefit Plans (continued)

We also have defined benefit postretirement plans that provide medical and life insurance benefits for substantially all U.S. retirees and eligible dependents. The components of net periodic cost of postretirement benefits other than pensions for the three months ended March 31, 2011 and 2010 were as follows:

(dollars in millions)	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Service cost	$0.9	$1.1
Interest cost	1.5	2.3
Prior service credit	(0.5)	(0.2)
Net actuarial gain	(1.7)	(0.4)

Net periodic cost	$0.2	$2.8

8. Restructuring Expenses

We continuously redesign and optimize our business and work processes, and restructure our organization accordingly. Restructuring expenses were $1.0 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.

A restructuring accrual of $8.0 million as of March 31, 2011 was included in other current liabilities on the condensed consolidated balance sheet. All restructuring-related payments in the first three months of 2011 were funded with cash from operations. We expect that future payments also will be funded with cash from operations. Activity in the restructuring accrual for the three months ended March 31, 2011 is summarized as follows:

(dollars in millions)	Severance, Termination Benefits and Other
Balance as of December 31, 2010	$11.5
Charges to restructuring expense	1.0
Cash payments	(5.0)
Currency translation adjustments	0.5

Balance as of March 31, 2011	$8.0

9. Summary of Other Income (Expense), Net

The components of other income (expense), net for the three months ended March 31, 2011 and 2010, include the following:

(dollars in millions)	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Loss on early extinguishment of debt	$(2.8)	$—
Franchise taxes	(0.4)	(0.4)
Equity in earnings (loss) of unconsolidated subsidiaries	(1.3)	0.2
Foreign currency exchange adjustments	(0.8)	(17.3)
Other	(0.8)	(1.4)

Other income (expense), net	$(6.1)	$(18.9)

Foreign currency exchange adjustments

The $17.3 million of foreign currency exchange adjustments for three months ended March 31, 2010 was mostly attributable to our subsidiary in Venezuela.

Effective January 1, 2010, Venezuela’s economy was designated as highly inflationary under U.S. generally accepted accounting principles, since it had experienced a rate of general inflation in excess of 100% over the last three-year period. Accordingly, the functional currency of our subsidiary company in Venezuela was changed to the U.S. dollar, and all gains and losses resulting from the remeasurement of its financial statements since January 1, 2010 were recorded in the statement of operations. Our Venezuelan subsidiary accounted for approximately 2% of our consolidated net sales for the year ended December 31, 2010.

On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte and the establishment of a two-tier exchange structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential items and 4.30 for non-essential items. We remeasured our Venezuelan subsidiary’s balance sheet accounts to reflect the devaluation by using the exchange rate for non-essential items, which resulted in a foreign exchange loss of $23.2 million during the quarter ended March 31, 2010. Because about half of the products imported by our Venezuelan subsidiary are classified as essential, this loss was subsequently reduced by approximately $5 million of foreign exchange gains that were recognized during the three months ended March 31, 2010, when payments were made using the exchange rate for essential products. We remeasure the financial statements of our Venezuelan subsidiary at the 4.30 exchange rate, the rate at which we expect to remit dividends.

In December 2010, the Venezuelan government announced the elimination of the two-tier exchange rate structure, effective January 1, 2011, and the official exchange rate of 4.30 was established for substantially all items. As a result, the exchange rate for essential items cannot be used for our unsettled amounts. The elimination of the two-tier rate structure did not have a significant impact on our financial position or results of operations.

We do not expect any significant ongoing impact of the currency devaluation on our results of operations.

10. Income Taxes

The income tax provision of $72.3 million for the three months ended March 31, 2011 reflects an effective tax rate of 37.5% and differs from the U.S. federal statutory income tax rate of 35% primarily because of the tax consequences related to the gains on our divestitures. Those gains included the negative impact of nondeductible goodwill, partly offset by a favorable tax impact associated with their geographic mix.

The income tax provision of $21.6 million for the three months ended March 31, 2010 was unfavorably impacted by the tax consequences of U.S. healthcare reform legislation enacted in the first quarter 2010. The resulting one-time write-off of previously accrued tax benefits associated with the subsidy for postretirement prescription drug benefits increased our tax provision by $2.6 million. Also in the first quarter 2010, the Venezuelan government devalued its currency, resulting in a foreign exchange loss from remeasurement of the balance sheet accounts of our Venezuelan subsidiary. The loss produced relatively small tax benefits, which when compared to the U.S. federal statutory income tax rate resulted in a $2.1 million increase to the income tax provision.

For both the quarters ended March 31, 2011 and March 31, 2010, the income tax provision also varied from the U.S. federal statutory income tax rate due to foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

11. Comprehensive Income

Total comprehensive income and its components, net of related tax, for the three months ended March 31, 2011and 2010, were as follows:

(dollars in millions)	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Net earnings	$120.4	$26.1
Other comprehensive income (loss), net of income taxes:
Amortization of net prior service credit	(1.0)	(0.7)
Amortization of net actuarial loss	1.3	0.2
Foreign currency translation adjustments	44.5	(23.4)

Comprehensive income	165.2	2.2
Less: Comprehensive income attributable to noncontrolling interests	2.9	0.7

Comprehensive income attributable to Nalco Holding Company	$162.3	$1.5

12. Segment Information

We operate three reportable segments:

Water Services — This segment serves the global water treatment and process chemical needs of the industrial, institutional, and municipal markets.

Paper Services — This segment serves the process chemicals and water treatment needs of the global pulp and paper industry.

12. Segment Information (continued)

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

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Water Services	$442.9	$413.6
Paper Services	197.4	178.3
Energy Services	421.1	364.7

Net sales	$1,061.4	$956.6

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes:

(dollars in millions)	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Segment direct contribution:
Water Services	$67.8	$78.5
Paper Services	29.1	29.8
Energy Services	82.3	80.9

Total segment direct contribution	179.2	189.2

Expenses not allocated to segments:
Administrative expenses	57.6	53.9
Amortization of intangible assets	9.7	10.7
Restructuring expenses	1.0	1.5
Gain on divestitures	(136.0)	—

Operating earnings	246.9	123.1

Other income (expense), net	(6.1)	(18.9)
Interest income	0.2	2.2
Interest expense	(48.3)	(58.7)

Earnings before income taxes	$192.7	$47.7

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

Basic and diluted earnings per share were calculated as follows:

(in millions)	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Numerator for basic and diluted earnings per share attributable to Nalco Holding Company common shareholders:
Net earnings attributable to Nalco Holding Company	$117.4	$25.2

Denominator for basic earnings per share attributable to Nalco Holding Company common shareholders — weighted average common shares outstanding	138.7	138.3
Effect of dilutive securities:
Share-based compensation plans [1]	1.2	0.9

Denominator for diluted earnings per share attributable to Nalco Holding Company common shareholders	139.9	139.2

1	Share-based compensation plans excludes 0.5 million and 0.8 million shares at March 31, 2011 and 2010, respectively, due to their anti-dilutive effect.

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

We have been notified or named as a potentially responsible party (PRP) by the Environmental Protection Agency, state enforcement agencies or private parties at seven pending waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean-up costs at these waste disposal sites. Our financial contribution to remediate these sites is not expected to be material. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

Our undiscounted reserves for known environmental clean-up costs were $2.1 million at March 31, 2011. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not

14. Contingencies and Litigation (continued)

specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

Expenditures for the three months ended March 31, 2011, relating to environmental compliance and clean-up activities, were not significant.

We have been named as a defendant in lawsuits based on claimed involvement in the supply of allegedly defective or hazardous materials or products and the claimed presence of hazardous substances at our plants. We have also been named as a defendant in lawsuits where our products have not caused injuries, but the claimants seek amounts so they might be monitored in the future for potential injuries arising from our products. The plaintiffs in these cases seek damages for alleged personal injury or potential injury resulting from exposure to our products or other chemicals. These matters have had a de minimis impact on our business historically, and we do not anticipate these matters will present any material risk to our business in the future. Notwithstanding, we cannot predict the outcome of any such lawsuits or the involvement we might have in these matters in the future.

In the ordinary course of our business, we are also a party to a number of lawsuits and are subject to various claims relating to patents, trademarks, employee matters, contracts, transactions, chemicals, services and other matters, the outcome of which, in our opinion, should not have a material effect on our consolidated financial position. However, we cannot predict the outcome of any litigation or the potential for future litigation. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs. We maintain accruals where the outcome of the matter is probable and can be reasonably estimated.

Matters Related to Deepwater Horizon Incident Response

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after a catastrophic explosion and fire that began on April 20, 2010. A massive oil spill resulted. Approximately one week following the incident, subsidiaries of BP plc, under the authorization of the responding federal agencies, formally requested Nalco Company, an indirect subsidiary of Nalco Holding Company, to supply large quantities of COREXIT® 9500, a Nalco oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule. Nalco Company responded immediately by providing available COREXIT and increasing production to supply the product to BP’s subsidiaries for use, as authorized and directed by agencies of the federal government throughout the incident. Prior to the incident, Nalco Holding Company and its subsidiaries had not provided products or services or otherwise had any involvement with the Deepwater Horizon platform. On July 15, 2010, BP announced that it had capped the leaking well, and the application of dispersants by the responding parties ceased shortly thereafter.

14. Contingencies and Litigation (continued)

On May 1, 2010, the President appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. The EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by Nalco Company, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” We cooperated with this testing process and continued to supply COREXIT 9500, as requested by BP and government authorities. After review and testing of a number of dispersants, on June 30, 2010, and on August 2, 2010, the EPA released toxicity data for eight oil dispersants.

The use of dispersants by the responding parties has been one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, the EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. We have encouraged ongoing monitoring and review of COREXIT and other dispersants and have cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company has been named in several lawsuits as described below.

Putative Class Action Litigation

In June, July and August 2010, Nalco Company was named, along with other unaffiliated defendants, in six putative class action complaints filed in either the United States District Court for the Eastern District of Louisiana (Parker, et al. v. Nalco Company, et al., Civil Action No. 2:10-cv-01749-CJB-SS; Harris, et al. v. BP, plc, et al., Civil Action No. 2:10-cv-02078-CJB-SS), the United States District Court for the Southern District of Alabama, Southern Division (Lavigne, et al. v. BP PLC, et al., Civil Action No. 1:10-cv-00222-KD-C; Wright, et al. v. BP, plc, et al., Civil Action No. 1:10-cv-00397-B) or the United States District Court for the Northern District of Florida, Pensacola Division (Walsh, et al. v. BP, PLC, et al., Civil Action No. 3:10-cv-00143-RV-MD; Petitjean, et al. v. BP, plc, et al., Civil Action No. 3:10-cv-00316-RS-EMT) on behalf of various potential classes of persons who live and work in or derive income from the Coastal Zone. In April 2011, Nalco was named in an additional class action: Irelan v. BP Products, Inc., et al., (E.D.La.). The Parker, Lavigne and Walsh cases have since been voluntarily dismissed. Each of the remaining actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in each of these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

Other Related Claims

In July, August, September, October and December 2010, Nalco Company was also named, along with other unaffiliated defendants, in eight complaints filed by individuals in either the United States District Court for the Eastern District of Louisiana (Ezell v. BP, plc, et al., Civil Action No. 2:10-cv-01920-KDE-JCW), the United States District Court for the Southern District of Alabama, Southern Division (Monroe v. BP, plc, et al., Civil Action No. 1:10-cv-00472-M; Hill v. BP, plc, et al., Civil Action No. 1:10-cv-00471-CG-N; Hudley v. BP, plc, et al., Case No 10-cv-00532-N), the United States District Court for the Northern District of Florida, Tallahassee Division (Capt Ander, Inc. v. BP, plc, et al.,

14. Contingencies and Litigation (continued)

Civil Action No. 4:10-cv-00364-RH-WCS), the United States District Court for the Southern District of Mississippi, Southern Division (Trehern v. BP, plc, et al., Civil Action No. 1:10-cv-00432-HSO-JMR) or the United States District Court for the Southern District of Texas (Chatman v. BP Exploration & Production, Case No. 10-cv-04329; Brooks v. Tidewater Marine LLC, et al., Case No. 11-cv-00049). In April 2011, Nalco was also named in Best v British Petroleum plc, et al., (MDL No. 2179), Black v. BP Exploration & Production, Inc., et al. Civ. No. 2:11-cv-867, (E.D.La.); Pearson v. BP Exploration & Production, Inc., Civ. No. 2:11-cv-863, (E.D.La.); and Coco v. BP Products North America, Inc., (E.D.La.). The complaints generally allege, among other things, negligence and injury resulting from the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaints seeks unspecified compensatory and punitive damages, and attorneys’ fees and costs. The Chatman case was voluntarily dismissed. Nalco, the incident defendants and the other responder defendants have also been named as a third party defendant by Transocean Deepwater Drilling, Inc. and its affiliates (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771) and more recently as a third party defendant by Cameron International Corporation and Halliburton Energy Services, Inc. in the multi-district litigation (the “MDL”).

All of the cases pending against Nalco Company have been (or are expected to be) administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.). Pursuant to orders issued by Judge Barbier in the MDL, the claims have been consolidated in several master complaints, including one naming Nalco and others who responded to the Gulf Oil Spill (known as the “B3 Bundle”). Plaintiffs are required by Judge Barbier to prepare a list designating previously-filed lawsuits that assert claims within the B3 Bundle regardless of whether the lawsuit named each defendant named in the B3 Bundle master complaint. We have received a draft list from the plaintiffs’ steering committee. The draft list identifies fifteen cases in the B3 Bundle, some of which are putative class actions. Six cases previously filed against Nalco are not included in the B3 Bundle.

We believe the claims are without merit and intend to defend these lawsuits vigorously. We also believe that we have rights to contribution and/or indemnification (including legal expenses) from third parties. However, we cannot predict the outcome of these lawsuits, the involvement we might have in these matters in the future or the potential for future litigation.

15. Financial Instruments

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

15. Financial Instruments (continued)

Counterparties to derivative financial instruments expose us to credit-related losses in the event of nonperformance, but we do not expect any counterparties to fail to meet their obligations given their high credit ratings. We also mitigate our risk of material losses by diversifying our selection of counterparties.

Net Investment Hedges

We use euro-denominated borrowings of Nalco Company, as a hedge of our net investment in subsidiary companies whose assets, liabilities, and operations are measured using the euro as their functional currency. Because of the high degree of effectiveness between the hedging instruments and the exposure being hedged, fluctuations in the value of the euro-denominated debt due to exchange rate changes are offset by changes in the net investment. Accordingly, changes in the value of the euro-denominated debt are recognized in foreign currency translation adjustments, a component of AOCI, to offset changes in the value of our net investment in subsidiary companies whose financial statements are measured using the euro as their functional currency.

The carrying value of euro-denominated debt designated as a net investment hedge was $283.6 million and $267.4 million at March 31, 2011 and December 31, 2010, respectively. Gains (losses) from the net investment hedge reported as a component of other comprehensive income in the foreign currency translation adjustment account were as follows:

(dollars in millions)	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Gain (loss) before tax	$(16.2)	$17.7
Income tax (benefit)	(6.1)	6.7

Net gain (loss)	$(10.1)	$11.0

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in earnings during the three months ended March 31, 2011 and 2010.

Cash Flow Hedges

We have used derivative instruments such as foreign exchange forward contracts to hedge the variability of the cash flows from certain forecasted royalty payments due to changes in foreign exchange rates, and we have used commodity forward contracts to manage our exposure to fluctuations in the cost of natural gas used in our business. These instruments are designated as cash flow hedges, with changes in their fair values included in AOCI to the extent the hedges are effective. Amounts included in AOCI are reclassified into earnings in the same period during which the hedged transaction is recognized in earnings. Changes in fair value representing hedge ineffectiveness are recognized in current earnings. No derivative instruments were designated as a cash flow hedge at March 31, 2011 and December 31, 2010, and no cash flow hedges were discontinued during the three months ended March 31, 2011 and March 31, 2010.

15. Financial Instruments (continued)

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. No derivative instruments were designated as a fair value hedge at March 31, 2011 and December 31, 2010.

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

Derivative instruments are not held or issued for trading or speculative purposes.

The notional amounts of derivative instruments outstanding as of March 31, 2011 and December 31, 2010 were as follows:

(dollars in millions)	March 31, 2011	December 31, 2010
Derivatives designated as hedges:
None	$—	$—

Total derivatives designated as hedges	—	—
Derivatives not designated as hedges:
Foreign exchange contracts	158.2	87.9

Total derivatives	$158.2	$87.9

The fair value and balance sheet presentation of derivative instruments as of March 31, 2011 and December 31, 2010 were as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2011	December 31, 2010
Asset derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	$0.6	$1.1

		$0.6	$1.1

Liability derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$0.2	$0.3

		$0.2	$0.3

15. Financial Instruments (continued)

For the three months ended March 31, 2011 and 2010, we had no derivative instruments that qualified as cash flow hedges, so there was no impact on AOCI and earnings from such instruments.

For the three months ended March 31, 2011 and 2010, the impact on earnings from derivative instruments that were not designated as hedges was as follows:

(dollars in millions)	Location	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Gain recognized in earnings:
Foreign exchange contracts	Other income (expense), net	$0.2	$1.3

16. Fair Value Measurements

Authoritative guidance issued by the FASB defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1	–	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2	–	Observable inputs other than quoted prices in active markets.

Level 3	–	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

16. Fair Value Measurements (continued)

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

(dollars in millions)	Balance March 31, 2011	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$0.6	$—	$0.6	$—
Money market funds held in rabbi trusts	0.5	0.5	—	—

	$1.1	$0.5	$0.6	$—

Liabilities:
Foreign exchange forward contracts	$0.2	$—	$0.2	$—
Contingent consideration	21.3	—	—	21.3

	$21.5	$—	$0.2	$21.3

(dollars in millions)	Balance December 31, 2010	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$1.1	$—	$1.1	$—
Money market funds held in rabbi trusts	12.5	12.5	—	—

	$13.6	$12.5	$1.1	$—

Liabilities:
Foreign exchange forward contracts	$0.3	$—	$0.3	$—
Contingent consideration	20.1	—	—	20.1

	$20.4	$—	$0.3	$20.1

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Money market funds held in rabbi trusts are valued using quoted prices in active markets. Contingent consideration obligations are measured based on the probability-weighted present value of the consideration expected to be transferred.

Changes in the fair value of contingent consideration obligations for the three months ended March 31, 2011 were as follows:

(dollars in millions)	Three Months ended March 31, 2011
Balance as of January 1, 2011	$20.1
Liabilities recognized at acquisition date	1.1
Losses recognized in earnings	0.1

Balance as of March 31, 2011	$21.3

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate their fair values at March 31, 2011 and December 31, 2010, because of the short-term maturities and nature of these balances.

16. Fair Value Measurements (continued)

The estimated fair value of long-term debt at March 31, 2011 and December 31, 2010 was $2,749.2 million and $2,864.9 million, respectively, and the related carrying value was $2,660.7 million and $2,782.0 million, respectively. The fair value of our fixed-rate borrowings was estimated based on their quoted market prices. The carrying value of amounts outstanding under our senior secured credit facilities is considered to approximate fair value because interest accrues at rates that fluctuate with interest rate trends. The carrying value of other long-term debt outstanding also approximates fair value due to the variable nature of their interest rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Key financial highlights for the first quarter 2011 include:

•

A 9.4% organic improvement in sales contributed to an 11.0% increase in reported first quarter 2011 revenues from the year-ago period to $1,061.4 million. We define organic changes as reported changes less the impacts of foreign currency translation rate changes and acquisitions and divestitures. Favorable changes in currency translation rates increased sales 2.0%, while recent dispositions, net of acquisitions, accounted for a 0.4% decrease in sales.

•	We continued to see increasing raw material costs which contributed to the first quarter 2011 gross profit margin decreasing to 41.8% from 45.3% for the year-ago period.

•

Net earnings attributable to Nalco Holding Company were $117.4 million for the first quarter of 2011, an increase of $92.2 million from the year-ago period. Excluding the after-tax gain on the divestitures of our marine chemicals and personal care products businesses, net earnings attributable to Nalco Holding Company were $33.9 million for the three months ended March 31, 2011.

•

First quarter 2011 diluted net earnings per share attributable to Nalco Holding Company common shareholders was 84 cents, or 66 cents higher than the 18 cents reported in the first quarter of 2010. Adjusted Earnings Per Share, which excludes the after-tax impacts of restructuring expenses and other specified transactions that are unusual in nature, was 26 cents for the first quarter 2011, compared to 31 cents in the year-ago quarter. Adjusted Earnings Per Share is reconciled to the diluted earnings per share as follows:

	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Adjusted Earnings Per Share	$0.26	$0.31
Restructuring expenses, net of tax	(0.01)	(0.01)
Loss on early extinguishment of debt and other refinancing expenses, net of tax	(0.01)	—
Gain on divestitures, net of tax	0.60	—
Foreign exchange loss from devaluation of Venezuelan bolivar fuerte, net of tax	—	(0.10)
Deferred tax adjustment for reduced tax deductibility of postretirement prescription drug benefits	—	(0.02)
Diluted earnings per share, as reported	$0.84	$0.18

•	The effective income tax rate was 37.5% for the first quarter of 2011 compared to 45.3% for the year-ago quarter.

The rate for the first quarter of 2011 was higher than the U.S. federal statutory income tax rate of 35% primarily because of the tax consequences related to the gains on our divestitures. Those gains included the negative impact of nondeductible goodwill, partly offset by a favorable tax impact associated with their geographic mix.

Limited deductibility of the foreign exchange loss caused by the devaluation of the bolivar fuerte in January 2010 and a tax adjustment necessitated by U.S. healthcare reform legislation passed in March 2010 accounted for most of the variation between the effective tax rate for the first quarter of 2010 and the U.S. federal statutory income tax rate.

•

EBITDA was $279.8 million for the first quarter of 2011, a 94.0% increase from year-ago EBITDA of $144.2 million. Adjusted EBITDA, which adjusts EBITDA for restructuring expenses and certain other unusual items, decreased 10.1% to $147.6 million in the first quarter 2011 from $164.1 million in the year-ago quarter. Net earnings attributable to Nalco Holding Company is reconciled to EBITDA and Adjusted EBITDA as follows:

(dollars in millions)	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Net earnings attributable to Nalco Holding Company	$117.4	$25.2
Income tax provision	72.3	21.6
Interest expense, net of interest income	48.1	56.5
Depreciation	32.3	30.2
Amortization	9.7	10.7

EBITDA	279.8	144.2
Restructuring expenses	1.0	1.5
Loss on early extinguishment of debt	2.8	—
Gain on divestitures	(136.0)	—
Foreign exchange loss from devaluation of Venezuelan bolivar fuerte	—	18.4

Adjusted EBITDA	$147.6	$164.1

•

Free Cash Flow, defined as cash from operating activities less capital expenditures and net earnings attributable to noncontrolling interests, was negative $65.8 million in the first quarter of 2011, an unfavorable change of $40.2 million from Free Cash Flow of negative $25.6 million in the year-ago period. The change resulted mostly from uses of cash for capital investment and decreased cash from net earnings after adjusting for the gain on dispositions. Net cash (used for) provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Net cash (used for) provided by operating activities	$(26.3)	$1.7
Net earnings attributable to noncontrolling interests	(3.0)	(0.9)
Additions to property, plant, and equipment, net	(36.5)	(26.4)

Free cash flow	$(65.8)	$(25.6)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook

Adjusted EBITDA is expected to be roughly $735 million for the year, with an Adjusted Earnings Per Share of roughly $1.65. Productivity targets remain at $100 million and Free Cash Flow is still expected to be roughly $85 million. Free Cash Flow for 2011 will be affected by (1) the payment of an estimated $50 million of taxes on the divestiture gains, (2) an estimated $5 million to $10 million reduction in cash flow, representing EBITDA of the divested businesses, partly offset by interest savings on the senior discount notes redeemed using proceeds from the divestitures, and (3) higher cash flow requirements of $30 million to $35 million for profit sharing and rent for our Naperville facility. While rent expense for our Naperville facility in 2011 will remain constant at $10.6 million, rent payments will be $18.0 million higher in 2011 than they were in 2010 and $22.4 million higher than they will be in 2012 and beyond. Capital expenditures are projected to increase to approximately $200 million as we expand manufacturing capabilities, primarily in BRIC+ countries, and as we invest in customer automation and other high-value specialty equipment. The effective tax rate for 2011 is still expected to approximate 35%.

Results of Operations – Consolidated

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010

Net sales for the three months ended March 31, 2011 were $1,061.4 million, an 11.0% increase from the $956.6 million reported for the quarter ended March 31, 2010. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales rose 9.4%. Geographically, North America and Latin America showed the strongest improvement, with organic increases of 12.6% and 12.1%, respectively. Asia/Pacific reported 6.8% organic growth, while the Europe, Africa and Middle East region posted a 4.2% organic sales increase.

Gross profit, defined as the difference between net sales and cost of product sold, of $443.7 million for the quarter ended March 31, 2011 increased by $10.6 million, or 2.4%, from the $433.1 million for the year-ago period. On an organic basis, gross profit was up 1.8%, as the result of higher sales volume and process efficiencies. However, due to escalating raw material costs, gross margin deteriorated by 3.5 percentage-points to 41.8% for the quarter ended March 31, 2011 compared to 45.3% for the year-ago quarter.

Selling, administrative, and research expenses for the three months ended March 31, 2011 of $322.1 million increased $24.3 million, or 8.2%, from $297.8 million for the year-ago period. On an organic basis, selling, administrative, and research expenses increased 6.0%, reflecting increased investment in headcount to support growth, partly offset by productivity improvements. Changes in currency translation rates accounted for an additional 1.9% increase from the first quarter of 2010.

Amortization of intangible assets was $9.7 million and $10.7 million for the three months ended March 31, 2011 and 2010, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Restructuring expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $1.0 million and $1.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense), net changed favorably by $12.8 million for the three months ended March 31, 2011 compared to the year-ago period. The change was primarily caused by a favorable change in foreign currency transaction gains and losses of $16.5 million, which was mostly attributable to losses reported in the first quarter of 2010 resulting from the devaluation of the Venezuelan bolivar fuerte. See Note 9 to the condensed consolidated financial statements in Part I, Item 1, for further explanation. Partially offsetting this favorable variance were debt extinguishment costs of $2.8 million during the first quarter 2011.

Net interest expense, defined as the combination of interest income and interest expense, of $48.1 million for the three months ended March 31, 2011 decreased by $8.4 million from the $56.5 million reported for the three months ended March 31, 2010. Lower average debt levels compared to 2010, combined with lower-rate debt, drove a $10.4 million decrease in interest expense from the prior-year period. Interest income decreased $2.0 million compared to the first quarter 2010, reflecting lower cash balances.

The income tax provision of $72.3 million for the three months ended March 31, 2011 reflects an effective tax rate of 37.5%. The income tax provision for this period differs from the U.S. federal statutory income tax rate of 35% primarily because of the tax consequences related to the gains on our divestitures. Those gains included the negative impact of nondeductible goodwill, partly offset by a favorable tax impact associated with their geographic mix.

The income tax provision of $21.6 million for the three months ended March 31, 2010 was unfavorably impacted by the tax consequences of U.S. healthcare reform legislation enacted in the first quarter 2010. The resulting one-time write-off of previously accrued tax benefits associated with the subsidy for postretirement prescription drug benefits increased our tax provision by $2.6 million. Also in the first quarter 2010, the Venezuelan government devalued its currency, resulting in a foreign exchange loss from remeasurement of the balance sheet accounts of our Venezuelan subsidiary. The loss produced relatively small tax benefits, which when compared to the U.S. federal statutory income tax rate resulted in a $2.1 million increase to the income tax provision.

For both the quarters ended March 31, 2011 and March 31, 2010, the income tax provision also varied from the U.S. federal statutory income tax rate due to foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

Based upon the status of examinations in multiple tax jurisdictions and expanded audit and controversy in multiple non-U.S. jurisdictions, it is reasonably possible that the total amount of unrecognized tax benefits could increase during the next 12 months within a range of $7 million to $20 million.

As of December 31, 2010, we had $86.5 million of net deferred tax assets offset by valuation allowances. Substantially all of these related to multiple foreign tax jurisdictions. After evaluating our prior 36-month cumulative earnings history together with other positive and negative evidence, we could not determine as of March 31, 2011 that it is more likely than not some or all of these net deferred tax assets will be realized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We will continue to monitor our prior 36-month earnings history together with all other available evidence, both positive and negative, in determining whether it is more likely than not we will realize our net deferred tax assets. Based on current expectations, it is at least reasonably possible we may have enough positive evidence to release a portion, approximately $24 million to $34 million, of our valuation allowance against certain foreign deferred tax assets during 2011, perhaps as early as the second quarter.

Net earnings attributable to noncontrolling interests of $3.0 million for the three months ended March 31, 2011 was $2.1 million more than the $0.9 million reported in the year-ago period.

Results of Operations – Segment Reporting

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010

Net sales by reportable segment for the three months ended March 31, 2011 and March 31, 2010 may be compared as follows:

				Attributable to Changes in the Following Factors
	Three Months Ended
(dollars in millions)	March 31, 2011	March 31, 2010	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$442.9	$413.6	7.1%	2.3%	(2.0)%	6.8%
Paper Services	197.4	178.3	10.7%	2.1%	—	8.6%
Energy Services	421.1	364.7	15.5%	1.8%	1.0%	12.7%

Net sales	$1,061.4	$956.6	11.0%	2.0%	(0.4)%	9.4%

Water Services reported sales of $442.9 million for the quarter ended March 31, 2011, a 7.1% increase from the $413.6 million for the first quarter 2010. Organic sales growth was 6.8%, as the mining, chemicals, power and primary metals businesses reported solid increases. North America and Latin America contributed significantly to the organic sales improvement, with increases of 10.5% and 6.1%, respectively. Asia/Pacific grew 8.7% organically, and the Europe, Africa and Middle East region reported an organic sales increase of 1.5%. The net sales decrease resulting from acquisitions/divestitures was primarily due to the first quarter 2011 divestitures of businesses partially offset by sales attributable to acquisitions made in 2010.

Paper Services reported sales of $197.4 million for the three months ended March 31, 2011, a 10.7% improvement from the $178.3 million reported for the year-ago period. Organic sales grew 8.6%, with increases in each region. Latin America and Asia/Pacific reported significant increases of 28.5% and 12.6%, respectively. Organic sales grew 6.0% and 4.3% in North America and the Europe, Africa and Middle East regions, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Energy Services reported sales of $421.1 million for the three months ended March 31, 2011, a 15.5% increase from the $364.7 million for the quarter ended March 31, 2010. Organic sales grew a significant 12.7%, driven by strong increases in the North America and Latin America upstream oil field chemicals business. Overall, organic sales increased 17.3% and 13.3% in North America and Latin America, respectively, while the Europe, Africa and Middle East region grew 8.9% and Asia/Pacific was flat compared to the year-ago period.

Direct contribution by reportable segment for the three months ended March 31, 2011 and March 31, 2010 may be compared as follows:

				Attributable to Changes in the Following Factors
	Three Months Ended
(dollars in millions)	March 31, 2011	March 31, 2010	% Change	Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$67.8	$78.5	(13.7)%	1.8%	(6.8)%	(8.7)%
Paper Services	29.1	29.8	(2.4)%	2.1%	—	(4.5)%
Energy Services	82.3	80.9	1.8%	1.3%	(0.3)%	0.8%

Direct contribution of Water Services was $67.8 million for the three months ended March 31, 2011, a 13.7% decrease from the $78.5 million reported for the first quarter 2010. Organically, direct contribution declined 8.7%, and first quarter 2011 direct contribution as a percent of sales decreased to 15.3% from the year-ago 19.0%, driven by increasing raw material costs and increased investment in headcount to support growth that offset organic sales growth.

Paper Services reported direct contribution of $29.1 million for the three months ended March 31, 2011, a 2.4% decrease from the direct contribution of $29.8 million reported for the three months ended March 31, 2010. Organically, direct contribution decreased 4.5%, driven by increasing raw material costs that more than offset organic increases in sales. As a percent of sales, first quarter 2011 direct contribution decreased to 14.7% from the 16.7% reported for the year-ago period.

Energy Services reported direct contribution of $82.3 million for the three months ended March 31, 2011, compared to $80.9 million for the year-ago period, an increase of 1.8%. Organically, direct contribution increased 0.8%. Despite a significant organic sales increase, escalating raw material costs and increased investment in headcount to support growth almost completely offset the impact of higher sales.

Liquidity and Capital Resources

Operating activities. Historically, our main source of liquidity has been our cash flow generated by operating activities. For the three months ended March 31, 2011, cash used for operating activities was $26.3 million, a decrease of $28.0 million from the $1.7 million cash provided by operating activities for the same period last year. The change was primarily the result of a decrease in cash from net earnings after adjusting for the gain on divestitures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investing activities. Cash provided by investing activities was $161.2 million for the three months ended March 31, 2011, which was mostly the result of $198.5 million in net proceeds from the divestitures of our marine chemicals business and personal care products business and other investing activities of $5.6 million. These sources of cash were partly offset by net property additions of $36.5 million and business acquisitions of $6.4 million.

Cash used for investing activities was $26.4 million for the three months ended March 31, 2010, which was attributable to net property additions.

Financing activities. Net cash used for financing activities totaled $150.2 million during the three months ended March 31, 2011. Net borrowings decreased $137.6 million which was driven primarily by the redemption of $200.0 million aggregate principal amount at maturity 2014 senior discount notes due 2014, using proceeds from the business divestitures. Partially offsetting this use of cash was a $57.2 million increase in borrowings against our receivables securitization facility. Other uses of cash during the period included cash dividends of $4.9 million, the payment of accrued deferred financing costs of $1.2 million and a $3.0 million premium to redeem our 2014 senior discount notes.

A net increase in borrowings of $130.6 million, resulting from utilization of our receivables securitization facility, partly offset by cash dividends of $9.7 million, accounted for most of the $121.5 million of net cash provided by financing activities for the three months ended March 31, 2010.

Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Our primary source of liquidity will continue to be cash flow generated from operations, but we also have availability under a $250 million revolving credit facility that expires in May 2014 and a $150 million receivables facility that expires in June 2013, in each case subject to certain conditions. Under the terms of our senior secured credit facilities, we also have additional term loan borrowing capacity of roughly $415 million as of March 31, 2011. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

Senior secured credit facilities. At March 31, 2011, we had no borrowings under our revolving credit facility. We had $228.9 million of borrowing capacity available, which reflects reduced availability as a result of $21.1 million in outstanding letters of credit.

Our senior secured credit facilities, as amended, allow for additional term loan borrowings that would not cause the secured leverage ratio of Nalco Holdings LLC (an indirect subsidiary company of Nalco Holding Company) and its subsidiaries on a consolidated basis to exceed 2.00 to 1.00. This represented roughly $415 million of additional term loan borrowing capacity as of March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At March 31, 2011, the outstanding balance of our term loan B facility was $643.8 million, net of an unamortized discount of $3.0 million, the balance of our term loan C facility was $274.7 million, net of an unamortized discount of $21.5 million and the outstanding balance of our term loan C-1 facility was $95.4 million, net of an unamortized discount of $4.1 million.

Senior notes. In December 2010, Nalco Company, an indirect subsidiary of Nalco Holding Company, issued $750 million aggregate principal amount of 6.625% senior unsecured notes (“Dollar Notes”) and €200 million aggregate principal amount of 6.875% senior unsecured notes (“Euro Notes”, and, together with the dollar notes, the “2010 Notes”) that are both due in January 2019. The outstanding balance of the Dollar Notes and Euro Notes was $750.0 million and $283.6 million, respectively, at March 31, 2011.

Senior subordinated notes. In 2009, Nalco Company issued $500.0 million aggregate principal amount of 8.25% senior unsecured notes (the “2009 Notes”) at a discount of $10.7 million. The outstanding balance of the 2009 Notes was $491.8 million, net of an unamortized discount of $8.2 million, at March 31, 2011.

Senior discount notes. In 2004, Nalco Finance Holdings LLC, a direct subsidiary of Nalco Holding Company, and Nalco Finance Holdings Inc. (together, the “Issuers”), issued $694.0 million aggregate principal amount at maturity of 9.00% senior discount notes due in 2014. After a series of redemptions, the aggregate principal amount at maturity was $200.0 million at December 31, 2010. In March 2011 the entire remaining outstanding balance of the senior discount notes was redeemed.

Covenants. The senior secured credit facilities, the 2009 Notes and the 2010 Notes contain a number of financial and non-financial covenants. We were in compliance with all such covenants at March 31, 2011.

Local lines of credit. Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of March 31, 2011, the aggregate outstanding balance under these local lines of credit was approximately $76.3 million.

Receivables facility. Nalco Company entered into a three-year receivables facility in June 2010 that provides up to $150 million in funding from a commercial paper conduit. This facility is treated as a general financing agreement resulting in the borrowings and related receivables being shown as liabilities and assets, respectively, on our consolidated balance sheet and the costs associated with the receivables facility being recorded as interest expense.

Of the $150.0 million available for borrowing based on the amount of receivables eligible for financing as of February 28, 2011, we had $125.0 million of outstanding borrowings as of March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended March 31, 2011 (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “ believes,” “forecasts,” or future or conditional verbs, such as “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. For further information regarding risk factors, please refer to Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no material changes to our exposures to market risk since December 31, 2010.

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

There were no changes in our internal controls over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 1, 2010, the President appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. The EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by Nalco Company, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” We cooperated with this testing process and continued to supply COREXIT 9500, as requested by BP and government authorities. After review and testing of a number of dispersants, on June 30, 2010, and on August 2, 2010, the EPA released toxicity data for eight oil dispersants. The data is available on the EPA Web site at www.epa.gov/bpspill/dispersants-testing.html.

The use of dispersants by the responding parties has been one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, the EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. We have encouraged ongoing monitoring and review of COREXIT and other dispersants and have cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company has been named in several lawsuits as described below.

Putative Class Action Litigation

In June, July and August 2010, Nalco Company was named, along with other unaffiliated defendants, in six putative class action complaints filed in either the United States District Court for the Eastern District of Louisiana (Parker, et al. v. Nalco Company, et al., Civil Action No. 2:10-cv-01749-CJB-SS; Harris, et al. v. BP, plc, et al., Civil Action No. 2:10-cv-02078-CJB-SS), the United States District Court for the Southern District of Alabama, Southern Division (Lavigne, et al. v. BP PLC, et al., Civil Action No. 1:10-cv-00222-KD-C; Wright, et al. v. BP, plc, et al., Civil Action No. 1:10-cv-00397-B) or the United States District Court for the Northern District of Florida, Pensacola Division (Walsh, et al. v. BP, PLC, et al., Civil Action No. 3:10-cv-00143-RV-MD; Petitjean, et al. v. BP, plc, et al.,

Item 1. Legal Proceedings (continued)

Civil Action No. 3:10-cv-00316-RS-EMT) on behalf of various potential classes of persons who live and work in or derive income from the Coastal Zone. In April 2011, Nalco was named in an additional class action: Irelan v. BP Products, Inc., et al., (E.D.La.). The Parker, Lavigne and Walsh cases have since been voluntarily dismissed. Each of the remaining actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in each of these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

Other Related Claims

In July, August, September, October and December 2010, Nalco Company was also named, along with other unaffiliated defendants, in eight complaints filed by individuals in either the United States District Court for the Eastern District of Louisiana (Ezell v. BP, plc, et al., Civil Action No. 2:10-cv-01920-KDE-JCW), the United States District Court for the Southern District of Alabama, Southern Division (Monroe v. BP, plc, et al., Civil Action No. 1:10-cv-00472-M; Hill v. BP, plc, et al., Civil Action No. 1:10-cv-00471-CG N; Hudley v. BP, plc, et al., Case No 10-cv-00532-N), the United States District Court for the Northern District of Florida, Tallahassee Division (Capt Ander, Inc. v. BP, plc, et al., Civil Action No. 4:10-cv-00364-RH-WCS), the United States District Court for the Southern District of Mississippi, Southern Division (Trehern v. BP, plc, et al., Civil Action No. 1:10-cv-00432-HSO-JMR) or the United States District Court for the Southern District of Texas (Chatman v. BP Exploration & Production, Case No. 10-cv-04329; Brooks v. Tidewater Marine LLC, et al., Case No. 11-cv-00049). In April 2011, Nalco was also named in Best v British Petroleum plc, et al., (MDL No. 2179), Black v. BP Exploration & Production, Inc., et al. Civ. No. 2:11-cv-867, (E.D.La.); Pearson v. BP Exploration & Production, Inc., Civ. No. 2:11-cv-863, (E.D.La.); and Coco v. BP Products North America, Inc., (E.D.La.). The complaints generally allege, among other things, negligence and injury resulting from the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaints seeks unspecified compensatory and punitive damages, and attorneys’ fees and costs. The Chatman case was voluntarily dismissed. Nalco, the incident defendants and the other responder defendants have also been named as a third party defendant by Transocean Deepwater Drilling, Inc. and its affiliates (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771) and more recently as a third party defendant by Cameron International Corporation and Halliburton Energy Services, Inc. in the multi-district litigation (the “MDL”).

All of the cases pending against Nalco Company have been (or are expected to be) administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.). Pursuant to orders issued by Judge Barbier in the MDL, the claims have been consolidated in several master complaints, including one naming Nalco and others who responded to the Gulf Oil Spill (known as the “B3 Bundle”). Plaintiffs are required by Judge Barbier to prepare a list designating previously-filed lawsuits that assert claims within the B3 Bundle regardless of whether the lawsuit named each defendant named in the B3 Bundle master complaint. We have received a draft list from the plaintiffs’ steering committee. The draft list identifies fifteen cases in the B3 Bundle, some of which are putative class actions. Six cases previously filed against Nalco are not included in the B3 Bundle.

We believe the claims are without merit and intend to defend these lawsuits vigorously. We also believe that we have rights to contribution and/or indemnification (including legal expenses) from third parties. However, we cannot predict the outcome of these lawsuits, the involvement we might have in these matters in the future or the potential for future litigation.

Item 6. Exhibits

(a)	The following are included herein:

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURE

The registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NALCO HOLDING COMPANY

/s/ KATHRYN A. MIKELLS
Name:	Kathryn A. Mikells
Title:	Executive Vice President and Chief Financial Officer

Dated: April 27, 2011