Form 10-Q
period 2011-06-30
Nalco Holding CO
filed 2011-08-03
CIK 1298341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 15, 2011, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 138,775,614 shares.

QUARTERLY REPORT ON FORM 10-Q

NALCO HOLDING COMPANY

Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Nalco Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

	(Unaudited) June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$82.7	$128.1
Accounts receivable, less allowances of $12.1 in 2011 and $13.2 in 2010	876.2	765.5
Inventories:
Finished products	315.4	246.0
Materials and work in process	113.8	84.0

	429.2	330.0
Prepaid expenses, taxes and other current assets	229.1	211.1

Total current assets	1,617.2	1,434.7

Property, plant, and equipment, net	764.3	729.1
Intangible assets:
Goodwill	1,842.2	1,844.1
Other intangibles, net	1,007.8	1,023.3
Other assets	212.7	192.5

Total assets	$5,444.2	$5,223.7

Liabilities and equity
Current liabilities:
Accounts payable	$396.1	$356.5
Short-term debt	117.2	90.0
Other current liabilities	406.9	411.7

Total current liabilities	920.2	858.2

Other liabilities:
Long-term debt	2,665.5	2,782.0
Deferred income taxes	273.1	260.3
Accrued pension benefits	395.5	405.6
Other liabilities	209.9	190.1

Total liabilities	4,464.2	4,496.2

Equity:
Nalco Holding Company shareholders’ equity	948.6	696.8
Noncontrolling interests	31.4	30.7

Total equity	980.0	727.5

Total liabilities and equity	$5,444.2	$5,223.7

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in millions, except per share amounts)

	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Net sales	$1,175.6	$1,086.6	$2,237.0	$2,043.2
Operating costs and expenses:
Cost of product sold	692.9	600.9	1,310.6	1,124.4
Selling, administrative, and research expenses	341.5	319.3	663.6	617.1
Amortization of intangible assets	9.9	10.7	19.6	21.4
Restructuring expenses	11.0	0.7	12.0	2.2
Gain on divestitures	—	—	(136.0)	—

Total operating costs and expenses	1,055.3	931.6	1,869.8	1,765.1

Operating earnings	120.3	155.0	367.2	278.1

Other income (expense), net	0.3	1.4	(5.8)	(17.5)
Interest income	0.8	0.7	1.0	2.9
Interest expense	(47.2)	(58.4)	(95.5)	(117.1)

Earnings before income taxes	74.2	98.7	266.9	146.4

Income tax provision	14.9	41.8	87.2	63.4

Net earnings	59.3	56.9	179.7	83.0

Less: Net earnings attributable to noncontrolling interests	0.9	0.2	3.9	1.1

Net earnings attributable to Nalco Holding Company	$58.4	$56.7	$175.8	$81.9

Net earnings per share attributable to Nalco Holding Company common shareholders:
Basic	$0.42	$0.41	$1.27	$0.59

Diluted	$0.42	$0.41	$1.26	$0.59

Weighted-average shares outstanding (millions):
Basic	138.8	138.3	138.8	138.3

Diluted	140.0	139.2	139.9	139.2

Cash dividends declared per share	$0.035	$0.035	$0.07	$0.07

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Operating activities
Net earnings	$179.7	$83.0
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation	66.3	61.1
Amortization	19.6	21.4
Gain on divestitures	(136.0)	—
Amortization of deferred financing costs	5.9	6.1
Loss on early extinguishment of debt	2.8	—
Other, net	14.7	48.6
Changes in operating assets and liabilities	(178.5)	(116.1)

Net cash (used for) provided by operating activities	(25.5)	104.1

Investing activities
Additions to property, plant, and equipment, net	(83.7)	(57.8)
Business purchases	(6.9)	(6.0)
Net proceeds from business divestitures	198.4	—
Other, net	6.4	(0.3)

Net cash provided by (used for) investing activities	114.2	(64.1)

Financing activities
Cash dividends	(14.6)	(9.7)
Changes in short-term debt, net	(1.0)	(48.1)
Proceeds from long-term debt	89.4	64.0
Repayments of long-term debt	(205.8)	(0.1)
Redemption premium on early extinguishment of debt	(3.0)	—
Deferred financing costs	(1.2)	(1.5)
Other, net	(5.2)	(1.7)

Net cash (used for) provided by financing activities	(141.4)	2.9
Effect of exchange rate changes on cash and cash equivalents	7.3	(21.3)

(Decrease) increase in cash and cash equivalents	(45.4)	21.6
Cash and cash equivalents at beginning of period	128.1	127.6

Cash and cash equivalents at end of period	$82.7	$149.2

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2011

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Certain minor reclassifications have been made to the prior year data to conform to the current year presentation, which had no effect on net earnings or equity reported for any period.

In addition, during the first quarter 2011, we identified certain costs that were previously classified as selling, administrative and research expenses that we believe are more appropriately classified in cost of product sold. These expenses consisted of depreciation on certain manufacturing assets, incentive compensation for production employees, and compensation for certain engineers who provide product application services to customers. These reclassifications increased cost of product sold and reduced selling administrative and research expenses approximately $9.3 million and $18.5 million for the three months and six months ended June 30, 2010, respectively. The total amount to be reclassified to cost of product sold from selling, administrative and research expenses for fiscal year 2010 is approximately $37.0 million. There is no impact to earnings before income taxes or net earnings as a result of these adjustments.

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (“deliverables” or “elements”) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if vendor-specific objective evidence is not available, or estimated selling price (“ESP”) if neither vendor-specific nor third-party evidence is available.

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

In May 2011, the FASB issued authoritative guidance amending fair value measurement and disclosure requirements in order to align U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the intent about the application of existing fair value measurement requirements, while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. We do not expect the adoption of this guidance on January 1, 2012 to have a material impact on our financial statements.

In June 2011, the FASB issued authoritative guidance amending the presentation requirements of other comprehensive income. All nonowner changes in stockholders’ equity will be required to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. Full retrospective application is required and early adoption is permitted. We do not expect the adoption of this guidance on January 1, 2012 to have any impact on our financial statements, other than presentation.

3. Acquisitions and Dispositions

In the first half of 2011 we acquired the business assets of two companies for the initial price of $6.0 million. Not including any future payments of contingent consideration, the remaining purchase price of approximately $0.6 million is expected to be paid in the next three months. On a preliminary basis, the purchase price, including the estimated fair value of contingent consideration, exceeded the fair value of the net tangible assets acquired by approximately $6.0 million, of which $3.3 million was allocated to goodwill and $2.7 million was allocated to other intangible assets. The goodwill of these acquisitions is expected to be deductible for tax purposes.

In January 2011, we completed the sale of our personal care products business to Lubrizol Corporation. Proceeds from the sale were $157.8 million, net of selling and other expenses of $6.3 million, and resulted in a gain of $111.9 million before income taxes. The sale included goodwill, customer relationships, dedicated personal care products employees and other related assets. The sale did not include any supply chain-related assets. We will continue to supply certain products to Lubrizol relating to the personal care products business.

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

3. Acquisitions and Dispositions (continued)

The pro forma impact as if the aforementioned acquisitions had occurred at the beginning of the respective years is not significant.

4. Goodwill

Changes in the carrying value of goodwill for the six months ended June 30, 2011 are summarized below:

(dollars in millions)	Water Services	Paper Services	Energy Services	Total
Balance as of January 1, 2011:
Goodwill	$1,279.5	$549.1	$564.6	$2,393.2
Accumulated impairment losses	—	(549.1)	—	(549.1)

	1,279.5	—	564.6	1,844.1

Acquisitions	1.5	—	1.8	3.3
Divestitures	(56.6)	—	—	(56.6)
Effect of foreign currency translation	38.7	—	12.7	51.4

Balance as of June 30, 2011:
Goodwill	1,263.1	549.1	579.1	2,391.3
Accumulated impairment losses	—	(549.1)	—	(549.1)

	$1,263.1	$—	$579.1	$1,842.2

5. Debt

Debt consists of the following:

(dollars in millions)	June 30, 2011	December 31, 2010
Short-term
Checks outstanding and bank overdrafts	$24.5	$24.0
Notes payable to banks	57.2	55.5
Current maturities of long-term debt	35.5	10.5

	$117.2	$90.0

Long-term
Securitized trade accounts receivable facility	$150.0	$67.8
Term loan B, due October 5, 2017 (including discount of $2.9 in 2011 and $3.1 in 2010)	642.2	645.3
Term loan C, due May 13, 2016 (including discount of $20.4 in 2011 and $22.5 in 2010)	275.1	274.5
Term loan C-1, due May 13, 2016 (including discount of $3.9 in 2011 and $4.3 in 2010)	95.3	95.4
Senior notes, due January 15, 2019	750.0	750.0
Senior notes (euro), due January 15, 2019	289.3	267.4
Senior discount notes, due February 1, 2014 (including premium of $0.4 in 2010)	—	200.4
Senior notes, due May 15, 2017 (including discount of $7.8 in 2011 and $8.5 in 2010)	492.2	491.5
Other	6.9	0.2

	2,701.0	2,792.5
Less: Current portion	35.5	10.5

	$2,665.5	$2,782.0

Using the proceeds from the sale of our marine chemicals business and personal care products business we repaid the remaining $200.4 million of senior discount notes in March 2011. In connection with this transaction we incurred a $2.8 million loss on early extinguishment of debt during the quarter ended March 31, 2011.

We had $18.1 million of letters of credit outstanding at June 30, 2011 under our senior secured credit facilities.

6. Equity

Equity consists of the following:

(dollars in millions, except per share amounts)	June 30, 2011	December 31, 2010
Nalco Holding Company shareholders’ equity:
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.01 per share; authorized 500,000,000 shares; 148,311,557 and 147,925,072 shares issued at June 30, 2011 and December 31, 2010, respectively	1.4	1.4
Additional paid-in capital	810.0	800.7
Treasury stock, at cost; 9,535,943 shares at June 30, 2011 and December 31, 2010	(211.3)	(211.3)
Retained earnings (accumulated deficit)	120.5	(45.6)
Accumulated other comprehensive income:
Net prior service credit	30.6	32.4
Net actuarial loss	(90.7)	(95.6)
Currency translation adjustments	288.1	214.8

Nalco Holding Company shareholders’ equity	948.6	696.8
Noncontrolling interests	31.4	30.7

Total equity	$980.0	$727.5

In July 2007, our Board of Directors authorized a $300 million share repurchase program and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. As of December 31, 2010, we had repurchased 9,535,943 shares at a cost of $211.3 million. No additional shares were repurchased during the six months ended June 30, 2011.

7. Pension and Other Postretirement Benefit Plans

We have several noncontributory, defined benefit pension plans covering most employees in the U.S. and those with certain foreign subsidiaries. We also provide a supplementary, nonqualified, unfunded plan for U.S. employees whose pension benefits exceed ERISA limitations. The components of net periodic pension cost for the three months and six months ended June 30, 2011 and 2010 were as follows:

	U.S.		Non-U.S.
(dollars in millions)	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Three Months ended June 30, 2011	Three Months ended June 30, 2010
Service cost	$—	$—	$2.3	$2.2
Interest cost	5.9	6.5	5.5	4.5
Expected return on plan assets	(6.1)	(5.8)	(4.0)	(3.4)
Prior service credit	(0.6)	(0.7)	(0.3)	(0.2)
Net actuarial loss	3.2	2.1	0.1	—

Net periodic pension cost	$2.4	$2.1	$3.6	$3.1

7. Pension and Other Postretirement Benefit Plans (continued)

	U.S.		Non-U.S.
(dollars in millions)	Six Months ended June 30, 2011	Six Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Service cost	$—	$—	$4.7	$4.6
Interest cost	12.0	12.6	11.3	9.2
Expected return on plan assets	(11.7)	(10.6)	(8.6)	(7.0)
Prior service credit	(1.2)	(1.2)	(0.7)	(0.5)
Net actuarial loss	6.7	3.1	0.2	0.1
Settlements	—	—	0.7	—

Net periodic pension cost	$5.8	$3.9	$7.6	$6.4

We also have defined benefit postretirement plans that provide medical and life insurance benefits for substantially all U.S. retirees and eligible dependents. The components of net periodic (benefit) cost of postretirement benefits other than pensions for the three months and six months ended June 30, 2011 and 2010 were as follows:

(dollars in millions)	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Service cost	$0.6	$0.9	$1.5	$2.0
Interest cost	1.5	1.9	3.0	4.2
Prior service credit	(0.6)	(0.8)	(1.1)	(1.0)
Net actuarial gain	(2.0)	(0.8)	(3.7)	(1.2)

Net periodic (benefit) cost	$(0.5)	$1.2	$(0.3)	$4.0

We now expect to contribute approximately $37.7 million to our pension plans in 2011 compared to the $66.2 million we had expected to contribute as of December 31, 2010. The decrease is attributable to a $28.5 million reduction in expected contributions to the principal U.S. pension plan.

8. Restructuring Expenses

We continuously redesign and optimize our business and work processes, and restructure our organization accordingly. Restructuring expenses were $11.0 million and $12.0 million for the three months and six months ended June 30, 2011, respectively.

A restructuring accrual of $16.0 million as of June 30, 2011 was included in other current liabilities on the condensed consolidated balance sheet. The increase in restructuring expenses in second quarter 2011 was mainly the result of a planned reduction in force of approximately 100 positions, primarily in the Europe, Africa and Middle East region as part of an organizational realignment. All restructuring-related payments in the first six months of 2011 were funded with cash from operations. We expect that future payments also will be funded with cash from operations.

8. Restructuring Expenses (continued)

Activity in the restructuring accrual for the six months ended June 30, 2011 is summarized as follows:

(dollars in millions)	Severance, Termination Benefits and Other
Balance as of January 1, 2011	$11.5
Charges to restructuring expense	12.0
Cash payments	(8.3)
Currency translation adjustments	0.8

Balance as of June 30, 2011	$16.0

9. Summary of Other Income (Expense), Net

The components of other income (expense), net for the three months and six months ended June 30, 2011 and 2010, include the following:

(dollars in millions)	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Loss on early extinguishment of debt	$—	$—	$(2.8)	$—
Franchise taxes	(0.6)	(0.4)	(1.0)	(0.8)
Equity in earnings of unconsolidated subsidiaries	1.6	0.4	0.3	0.6
Foreign currency exchange adjustments	1.0	1.4	0.2	(15.9)
Other	(1.7)	—	(2.5)	(1.4)

Other income (expense), net	$0.3	$1.4	$(5.8)	$(17.5)

Foreign currency exchange adjustments

The $15.9 million of foreign currency exchange adjustments for six months ended June 30, 2010 was mostly attributable to our subsidiary in Venezuela.

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

On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte and the establishment of a two-tier exchange structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential items and 4.30 for non-essential items. We remeasured our Venezuelan subsidiary’s balance sheet accounts to reflect the devaluation by using the exchange rate for non-essential items, which resulted in a foreign exchange loss of $23.2 million. Because about half of the products imported by our Venezuelan subsidiary are classified as essential, this loss was subsequently reduced by approximately $7.1 million of foreign exchange gains that were recognized during the six months ended June 30, 2010, when payments were made using the exchange rate for essential products. We remeasure the financial statements of our Venezuelan subsidiary at the 4.30 exchange rate, the rate at which we expect to remit dividends.

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

10. Income Taxes

The income tax provision of $14.9 million for the three months ended June 30, 2011 reflects an actual effective tax rate of 20.1%. This includes an estimated annual effective tax rate of 35.5%, as well as net discrete tax benefits of $11.8 million. The net discrete tax benefits consisted primarily of releasing $29.5 million of the valuation allowances previously placed against some of our deferred tax assets, partly offset by a net charge of $17.3 million related to unrecognized tax benefits, the latter of which was caused, in large part, by expanded audit and expected controversy activity in multiple non-U.S. income tax jurisdictions.

10. Income Taxes (continued)

The income tax provision of $87.2 million for the six months ended June 30, 2011 reflects an actual effective tax rate of 32.7%. This includes an estimated annual effective tax rate of 35.5%, as well as net discrete tax benefits of $11.8 million in the second quarter and an incremental tax charge, beyond 35.5%, of $4.2 million related to the gains on our first quarter divestitures. Those gains included the negative impact of nondeductible goodwill, partly offset by a favorable impact associated with their geographic mix, including, but not limited to, utilizing deferred tax assets against which a valuation allowance had been previously placed. The net discrete tax benefits of the second quarter consisted primarily of releasing $29.5 million of the valuation allowances previously placed against some of our deferred tax assets, partly offset by a net charge of $17.3 million related to unrecognized tax benefits, the latter of which was caused, in large part, by expanded audit and expected controversy activity in multiple non-U.S. income tax jurisdictions.

As of December 31, 2010, we had $86.5 million of net deferred tax assets offset by valuation allowances. Substantially all of these related to multiple foreign tax jurisdictions. After evaluating all of the available positive and negative evidence, including, but not limited to, our prior 36-month cumulative earnings history, future earnings projections and the attributes of certain of the net deferred tax assets, we determined, as of June 30, 2011, that it is more likely than not some of these net deferred tax assets will be realized. Accordingly, during the second quarter we reversed valuation allowances of $29.5 million. With respect to our remaining net deferred tax assets against which a valuation allowance has been placed, our opinion remains unchanged that it is not more likely than not those assets will be realized.

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

10. Income Taxes (continued)

For the three months and six months ended June 30, 2011 and June 30, 2010, the income tax provision also varied from the U.S. federal statutory income tax rate due to foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

11. Comprehensive Income

Total comprehensive income and its components, net of related tax, for the three months and six months ended June 30, 2011 and 2010, were as follows:

(dollars in millions)	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Net earnings	$59.3	$56.9	$179.7	$83.0
Other comprehensive income (loss), net of income taxes:
Amortization of net prior service credit	(0.8)	(1.1)	(1.8)	(1.8)
Amortization of net actuarial loss	3.6	(7.9)	4.9	(7.7)
Foreign currency translation adjustments	29.1	(64.0)	73.6	(87.4)

Comprehensive income (loss)	91.2	(16.1)	256.4	(13.9)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.3	(0.2)	4.2	0.5

Comprehensive income (loss) attributable to Nalco Holding Company	$89.9	$(15.9)	$252.2	$(14.4)

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

12. Segment Information (continued)

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Water Services	$488.5	$429.7	$931.4	$843.3
Paper Services	211.2	181.3	408.6	359.6
Energy Services	475.9	475.6	897.0	840.3

Net sales	$1,175.6	$1,086.6	$2,237.0	$2,043.2

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes:

(dollars in millions)	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Segment direct contribution:
Water Services	$82.0	$76.8	$149.8	$155.3
Paper Services	31.7	28.6	60.8	58.4
Energy Services	90.7	121.9	173.0	202.8

Total segment direct contribution	204.4	227.3	383.6	416.5

Expenses not allocated to segments:
Administrative expenses	63.2	60.9	120.8	114.8
Amortization of intangible assets	9.9	10.7	19.6	21.4
Restructuring expenses	11.0	0.7	12.0	2.2
Gain on divestitures	—	—	(136.0)	—

Operating earnings	120.3	155.0	367.2	278.1

Other income (expense), net	0.3	1.4	(5.8)	(17.5)
Interest income	0.8	0.7	1.0	2.9
Interest expense	(47.2)	(58.4)	(95.5)	(117.1)

Earnings before income taxes	$74.2	$98.7	$266.9	$146.4

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

13. Earnings Per Share (continued)

Basic and diluted earnings per share were calculated as follows:

(in millions)	Three Months ended June 30, 2011	Three Months ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Numerator for basic and diluted earnings per share attributable to Nalco Holding Company common shareholders:
Net earnings attributable to Nalco Holding Company	$58.4	$56.7	$175.8	$81.9

Denominator for basic earnings per share attributable to Nalco Holding Company common shareholders — weighted average common shares outstanding	138.8	138.3	138.8	138.3
Effect of dilutive securities:
Share-based compensation plans [1]	1.2	0.9	1.1	0.9

Denominator for diluted earnings per share attributable to Nalco Holding Company common shareholders	140.0	139.2	139.9	139.2

[1]	Share-based compensation plans excludes 0.3 million and 0.7 million shares at June 30, 2011 and 2010, respectively, due to their anti-dilutive effect.

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

We have been notified of potential involvement or named as a potentially responsible party (“PRP”) by the Environmental Protection Agency, state enforcement agencies or private parties at nine pending waste sites where some financial contribution is or may be required. These agencies have also identified many other parties who may be responsible for clean-up costs at these waste disposal sites. Our financial contribution to remediate these sites is not expected to be material. There has been no significant financial impact on us up to the present, nor is it anticipated that there will be in the future, as a result of these matters. We have made and will continue to make provisions for these costs if our liability becomes probable and when costs can be reasonably estimated.

Our undiscounted reserves for known environmental clean-up costs were $2.1 million at June 30, 2011. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

14. Contingencies and Litigation (continued)

Expenditures for the three months and six months ended June 30, 2011, relating to environmental compliance and clean-up activities, were not significant.

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

14. Contingencies and Litigation (continued)

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

Putative Class Action Litigation

In June, July and August 2010, and in April 2011, Nalco Company was named, along with other unaffiliated defendants, in eight putative class action complaints filed in either the United States District Court for the Eastern District of Louisiana (Parker, et al. v. Nalco Company, et al., Civil Action No. 2:10-cv-01749-CJB-SS; Harris, et al. v. BP, plc, et al., Civil Action No. 2:10-cv-02078-CJB-SS; Irelan v. BP Products, Inc., et al., Civil Action No. 11-cv-00881; Adams v. Louisiana, et al., Civil Action No. 11-cv-01051), the United States District Court for the Southern District of Alabama, Southern Division (Lavigne, et al. v. BP PLC, et al., Civil Action No. 1:10-cv-00222-KD-C; Wright, et al. v. BP, plc, et al., Civil Action No. 1:10-cv-00397-B) or the United States District Court for the Northern District of Florida, Pensacola Division (Walsh, et al. v. BP, PLC, et al., Civil Action No. 3:10-cv-00143-RV-MD; Petitjean, et al. v. BP, plc, et al., Case No. 3:10-cv-00316-RS-EMT) on behalf of various potential classes of persons who live and work in or derive income from the Coastal Zone. The Parker, Lavigne and Walsh cases have since been voluntarily dismissed. Each of the remaining actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in each of these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

Other Related Federal Claims

In July, August, September, October and December 2010, Nalco Company was also named, along with other unaffiliated defendants, in eight complaints filed by individuals in either the United States District Court for the Eastern District of Louisiana (Ezell v. BP, plc, et al., Case No. 2:10-cv-01920-KDE-JCW), the United States District Court for the Southern District of Alabama, Southern Division (Monroe v. BP, plc, et al., Case No. 1:10-cv-00472-M; Hill v. BP, plc, et al., Civil Action No. 1:10-cv-00471-CG-N; Hudley v. BP, plc, et al., Civil Action No. 10-cv-00532-N), the United States District Court for the Northern District of Florida, Tallahassee Division (Capt Ander, Inc. v. BP, plc, et al., Case No. 4:10-cv-00364-RH-WCS), the United States District Court for the Southern District of Mississippi, Southern Division (Trehern v. BP, plc, et al., Case No. 1:10-cv-00432-HSO-JMR) or the United States District Court for the Southern District of Texas (Chatman v. BP Exploration & Production, Civil Action No. 10-cv-04329; Brooks v. Tidewater Marine LLC, et al., Civil Action No. 11-cv-00049).

14. Contingencies and Litigation (continued)

In April 2011, Nalco Company was also named in Best v. British Petroleum plc, et al., Civil Action No. 11-cv-00772 (E.D. La.); Black v. BP Exploration & Production, Inc., et al. Civil Action No. 2:11-cv-867, (E.D. La.); Pearson v. BP Exploration & Production, Inc., Civil Action No. 2:11-cv-863, (E.D. La.); Alexander, et al. v. BP Exploration & Production, et al., Civil Action No. 11-cv-00951 (E.D. La.); and Coco v. BP Products North America, Inc.,et al. (E.D. La.). The complaints generally allege, among other things, negligence and injury resulting from the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaints seek unspecified compensatory and punitive damages, and attorneys’ fees and costs. The Chatman case was voluntarily dismissed.

All of the above-referenced cases pending against Nalco Company have been administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Civil Action No. 10-md-02179 (E.D. La.) (“MDL 2179”). Pursuant to orders issued by Judge Barbier in MDL 2179, the claims have been consolidated in several master complaints, including one naming Nalco Company and others who responded to the Gulf Oil Spill (known as the “B3 Bundle”). Plaintiffs are required by Judge Barbier to prepare a list designating previously-filed lawsuits that assert claims within the B3 Bundle regardless of whether the lawsuit named each defendant named in the B3 Bundle master complaint. We have received a draft list from the plaintiffs’ steering committee. The draft list identifies fifteen cases in the B3 Bundle, some of which are putative class actions. Six cases previously filed against Nalco Company are not included in the B3 Bundle.

Pursuant to orders issued by Judge Barbier in MDL 2179, claimants wishing to assert causes of action subject to one or more of the master complaints may do so by filing a short-form joinder. A short-form joinder is deemed to be an intervention into one or more of the master complaints in MDL 2179. The deadline for filing short form joinders was April 20, 2011. Of the individuals who have filed short form joinders that intervene in the B3 Bundle, Nalco Company has no reason to believe that these individuals are different from those covered by the putative class actions described above. These plaintiffs who have intervened in the B3 Bundle seek to recover damages for alleged personal injuries, medical monitoring and/or property damage related to the oil spill clean-up efforts.

Nalco Company, the incident defendants and the other responder defendants have been named as third party defendants by Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against Nalco Company and other unaffiliated cross defendants. The Cross Claimants generally allege, among other things, that if they are found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, they are entitled to indemnity or contribution from the cross defendants.

14. Contingencies and Litigation (continued)

In April and June 2011, in support of its defense of the claims against it, Nalco Company filed counterclaims against the Cross Claimants. In its counterclaims, Nalco Company generally alleges that if it is found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, it is entitled to contribution or indemnity from the Cross Claimants.

Other Related State Court Actions

In March 2011, Nalco Company was named, along with other unaffiliated defendants, in an amended complaint filed by an individual in the Circuit Court of Harrison County, Mississippi, Second Judicial District (Franks v. Sea Tow of South Miss, Inc., et al., Cause No. A2402-10-228 (Circuit Court of Harrison County, Mississippi)). The amended complaint generally asserts, among other things, negligence and strict products liability claims relating to the plaintiff’s alleged exposure to chemical dispersants manufactured by Nalco Company. The plaintiff seeks unspecified compensatory damages, medical expenses, and attorneys’ fees and costs.

We believe the claims asserted against Nalco Company are without merit and intend to defend these lawsuits vigorously. We also believe that we have rights to contribution and/or indemnification (including legal expenses) from third parties. However, we cannot predict the outcome of these lawsuits, the involvement we might have in these matters in the future or the potential for future litigation.

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

15. Financial Instruments (continued)

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

The carrying value of euro-denominated debt designated as a net investment hedge was $289.3 million and $267.4 million at June 30, 2011 and December 31, 2010, respectively. Gains (losses) from the net investment hedge reported as a component of other comprehensive income in the foreign currency translation adjustment account were as follows:

(dollars in millions)	Three Months ended June 30, 2011	Three Months Ended June 30, 2010	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Gain (loss) before tax	$(5.7)	$25.0	$(21.9)	$42.7
Income tax (benefit)	(2.1)	9.3	(8.2)	16.0

Net gain (loss)	$(3.6)	$15.7	$(13.7)	$26.7

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in earnings during the six months ended June 30, 2011 and 2010.

Cash Flow Hedges

We have used derivative instruments such as foreign exchange forward contracts to hedge the variability of the cash flows from certain forecasted royalty payments due to changes in foreign exchange rates, and we have used commodity forward contracts to manage our exposure to fluctuations in the cost of natural gas used in our business. These instruments are designated as cash flow hedges, with changes in their fair values included in AOCI to the extent the hedges are effective. Amounts included in AOCI are reclassified into earnings in the same period during which the hedged transaction is recognized in earnings. Changes in fair value representing hedge ineffectiveness are recognized in current earnings. No derivative instruments were designated as a cash flow hedge at June 30, 2011 and December 31, 2010, and no cash flow hedges were discontinued during the six months ended June 30, 2011 and June 30, 2010.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. No derivative instruments were designated as a fair value hedge at June 30, 2011 and December 31, 2010.

15. Financial Instruments (continued)

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

Derivative instruments are not held or issued for trading or speculative purposes.

The notional amounts of derivative instruments outstanding as of June 30, 2011 and December 31, 2010 were as follows:

(dollars in millions)	June 30, 2011	December 31, 2010
Derivatives designated as hedges:
None	$—	$—

Total derivatives designated as hedges	—	—
Derivatives not designated as hedges:
Foreign exchange contracts	141.3	87.9

Total derivatives	$141.3	$87.9

The fair value and balance sheet presentation of derivative instruments as of June 30, 2011 and December 31, 2010 were as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2011	December 31, 2010
Asset derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	$1.5	$1.1

		$1.5	$1.1

Liability derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$0.1	$0.3

		$0.1	$0.3

For the six months ended June 30, 2011 and 2010, we had no derivative instruments that qualified as cash flow hedges, so there was no impact on AOCI and earnings from such instruments.

15. Financial Instruments (continued)

For the three months and six months ended June 30, 2011 and 2010, the impact on earnings from derivative instruments that were not designated as hedges was as follows:

(dollars in millions)	Location		Three Months ended June 30, 2011	Three Months ended June 30, 2010
Gain recognized in earnings:
Foreign exchange contracts	Other income	(expense), net	$1.6	$0.8

(dollars in millions)	Location		Six Months ended June 30, 2011	Six Months ended June 30, 2010
Gain recognized in earnings:
Foreign exchange contracts	Other income	(expense), net	$1.8	$2.1

16. Fair Value Measurements

Authoritative guidance issued by the FASB defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1	–	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2	–	Observable inputs other than quoted prices in active markets.

Level 3	–	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

16. Fair Value Measurements (continued)

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

(dollars in millions)	Balance June 30, 2011	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$1.5	$—	$1.5	$—
Money market funds held in rabbi trusts	0.9	0.9	—	—

	$2.4	$0.9	$1.5	$—

Liabilities:
Foreign exchange forward contracts	$0.1	$—	$0.1	$—
Contingent consideration	20.4	—	—	20.4

	$20.5	$—	$0.1	$20.4

(dollars in millions)	Balance December 31, 2010	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$1.1	$—	$1.1	$—
Money market funds held in rabbi trusts	12.5	12.5	—	—

	$13.6	$12.5	$1.1	$—

Liabilities:
Foreign exchange forward contracts	$0.3	$—	$0.3	$—
Contingent consideration	20.1	—	—	20.1

	$20.4	$—	$0.3	$20.1

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Money market funds held in rabbi trusts are valued using quoted prices in active markets. Contingent consideration obligations are measured based on the probability-weighted present value of the consideration expected to be transferred.

Changes in the fair value of contingent consideration obligations for the six months ended June 30, 2011 were as follows:

(dollars in millions)	Six Months ended June 30, 2011
Balance as of January 1, 2011	$20.1
Liabilities recognized at acquisition date	1.1
(Gains) recognized in earnings	(0.8)

Balance as of June 30, 2011	$20.4

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate their fair values at June 30, 2011 and December 31, 2010, because of the short-term maturities and nature of these balances.

The estimated fair value of long-term debt at June 30, 2011 and December 31, 2010 was $2,751.1 million and $2,864.9 million, respectively, and the related carrying value was $2,665.5 million and $2,782.0 million, respectively. The fair value of our fixed-rate borrowings was estimated based on their quoted market prices. The carrying value of amounts outstanding under our senior secured credit facilities is considered to approximate fair value because interest accrues at rates that fluctuate with interest rate trends. The carrying value of other long-term debt outstanding also approximates fair value due to the variable nature of their interest rates.

17. Subsequent Event

On July 19, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ecolab Inc., a Delaware corporation (“Ecolab”), and Sustainability Partners Corporation, a Delaware corporation and a wholly-owned subsidiary of Ecolab (“Merger Sub”). The Merger Agreement, which has been unanimously approved by our Board of Directors provides for the merger of Nalco with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving corporation in the Merger. The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock of Nalco issued and outstanding immediately prior to the effective time (other than shares that are owned by Ecolab or Nalco or any of their respective wholly-owned subsidiaries and shares with respect to which appraisal rights are properly exercised and not withdrawn) will be converted into the right to receive, at the election of the stockholder (subject to a reallocation mechanism which will result in a mix of approximately 30% cash and 70% stock): (i) 0.7005 shares of common stock, par value $1.00 per share, of Ecolab, or (ii) $38.80 in cash, without interest. No fractional shares of Ecolab common stock will be issued in the Merger, and holders of Nalco common stock will receive cash in lieu of any fractional shares of Ecolab common stock.

The consummation of the Merger is subject to the satisfaction or waiver of closing conditions applicable to both Nalco and Ecolab, including, among others, (i) the receipt of required regulatory approvals, (ii) the adoption of the Merger Agreement by the Nalco stockholders and (iii) the approval of the issuance of Ecolab common stock to Nalco’s stockholders by the stockholders of Ecolab. The Merger is not subject to a financing condition. The transaction is expected to close in the fourth quarter 2011.

The Merger Agreement provides for termination rights on behalf of both parties, such that under specified circumstances Ecolab may be required to pay Nalco a termination fee of $275 million and that under specified circumstances Nalco may be required to pay Ecolab a termination fee of $135 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Key financial highlights for the second quarter 2011 include:

•

Sales of $1,175.6 million were up 8.2% over reported sales in the year-ago period, and increased 15.6% excluding sales of dispersant products used in responding to the Gulf oil spill in the second quarter of 2010. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, sales increased 3.9%. Favorable changes in currency translation rates increased reported sales 5.0%, while recent dispositions, net of acquisitions, accounted for a 0.7% sales decrease. Excluding sales of dispersant products used in responding to the Gulf oil spill from the year-ago period, sales grew 11.0% organically over the second quarter of 2010, with 3.0% attributable to price increases and 8.0% attributable to volume.

•	Increased raw material costs continue to impact gross profit margins as evidenced by the current quarter gross profit margin decreasing to 41.1% from 44.7% for the year-ago period.

•

In the second quarter of 2011, we generated $26 million in cost savings and productivity gains. Through the first half of 2011, we have generated $51 million of cost savings and productivity gains toward our goal of $100 million.

•

Second quarter 2011 diluted net earnings per share attributable to Nalco Holding Company common shareholders (EPS) was 42 cents, compared to 41 cents reported in the year-ago period. Adjusted Earnings Per Share, which excludes the after-tax impact of restructuring expenses and other specified transactions that are unusual in nature, was 47 cents and 41 cents for the second quarter of 2011 and 2010, respectively. Adjusted Earnings Per Share is reconciled to reported EPS as follows:

	Three Months ended June 30, 2011	Three Months ended June 30, 2010
Adjusted Earnings Per Share	$0.47	$0.41
Restructuring expenses, net of tax	(0.05)	—
Diluted earnings per share, as reported	$0.42	$0.41

The after-tax impact of sales of dispersant products used in responding to the Gulf oil spill favorably impacted second quarter 2010 EPS by 20 cents.

•

The effective income tax rate was 20.1% for the second quarter of 2011, compared to 42.4% for the year-ago quarter. The effective income tax rate for the second quarter of 2011 was favorably impacted by the release of $29.5 million of valuation allowances previously placed against some of our deferred tax assets, partly offset by a net charge of $17.3 million related to unrecognized tax benefits.

The Adjusted Effective Tax Rate, defined as the income tax provision excluding the tax expense (benefit) of specified transactions, divided by earnings (loss) before income taxes excluding the earnings (loss) before income taxes attributable to those specified transactions, was 21.5% for the second quarter of 2011. The reported effective tax rate is reconciled to the Adjusted Effective Tax Rate as follows:

(dollars in millions)	As Reported	Restructuring Expenses	Adjusted
Earnings before income taxes	$74.2	$(11.0)	$85.2
Income tax provision	14.9	(3.4)	18.3
Effective tax rate	20.1%	30.9%	21.5%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•

EBITDA was $163.6 million for the second quarter of 2011, a 17.3% decrease from year-ago EBITDA of $197.8 million. However, Adjusted EBITDA, which adjusts EBITDA for restructuring expenses and certain other unusual items, grew 12.6% to $174.6 million, compared to $155.0 million excluding EBITDA contributed in the year-ago period by sales of dispersant products used for the Gulf oil spill. Net earnings attributable to Nalco Holding Company is reconciled to EBITDA and Adjusted EBITDA as follows:

(dollars in millions)	Three Months ended June 30, 2011	Three Months ended June 30, 2010
Net earnings attributable to Nalco Holding Company	$58.4	$56.7
Income tax provision	14.9	41.8
Interest expense, net of interest income	46.4	57.7
Depreciation	34.0	30.9
Amortization	9.9	10.7

EBITDA	163.6	197.8
Restructuring expenses	11.0	0.7

Adjusted EBITDA	$174.6	$198.5	[1]

[1]	Excluding EBITDA contributed by sales of dispersant products used for the Gulf of Mexico emergency response, Adjusted EBITDA would have been $155.0 million for the three months ended June 30, 2010.

•

Free Cash Flow, defined as cash from operating activities less capital expenditures and net earnings attributable to noncontrolling interests, was negative $47.3 million in the second quarter of 2011, a decrease of $118.1 million from Free Cash Flow of $70.8 million in the year-ago period. The change primarily resulted from increased uses of working capital and net capital expenditures to support growth. Higher raw material costs and increased selling prices contributed to the increased uses of working capital. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

(dollars in millions)	Three Months ended June 30, 2011	Three Months ended June 30, 2010
Net cash provided by operating activities	$0.8	$102.4
Net earnings attributable to noncontrolling interests	(0.9)	(0.2)
Additions to property, plant, and equipment, net	(47.2)	(31.4)

Free cash flow	$(47.3)	$70.8

Outlook

On July 20, 2011, we announced that we had entered into a definitive merger agreement with Ecolab, Inc., a global leader in cleaning, sanitizing, food safety and infection prevention products and services. The merger will combine our leading positions in water, paper and energy services with Ecolab’s strength in the food and beverage, healthcare and institutional markets. Terms of the merger agreement are disclosed in Note 17 to the condensed consolidated financial statements, included in Part I, Item 1.

For the full-year 2011, we have raised our Adjusted EBITDA guidance from $735 million to roughly $740 million, excluding merger-related expenses. We have also raised our Adjusted Earnings Per Share guidance from $1.65 to roughly $1.70, excluding merger-related expenses. Productivity targets remain at approximately $100 million and Free Cash Flow is still expected to be roughly $85 million. Free Cash Flow for 2011 will be affected by (1) the payment of taxes on divestiture gains, (2) an estimated $5 million to $10 million reduction in cash flow, representing EBITDA of divested businesses, partly offset by interest savings on the senior discount notes redeemed using proceeds from the divestitures, and (3) higher cash flow requirements of $30 million to $35 million for profit sharing and rent for our Naperville facility. While rent expense for our Naperville facility in 2011 will remain constant at $10.6 million, rent payments will be $18.0 million higher in 2011 than they were in 2010 and $22.4 million higher than they will be in 2012 and beyond. Net capital expenditures are projected to increase to approximately $200 million as we expand manufacturing capabilities, primarily in BRIC+ countries, and as we invest in customer automation and other high-value specialty equipment. The effective tax rate for 2011 is expected to approximate 35%. The Adjusted Effective Tax Rate is expected to approximate 34%, one percentage-point lower than expected at the end of the first quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations – Consolidated

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

Net sales for the three months ended June 30, 2011 were $1,175.6 million, an 8.2% increase from the $1,086.6 million reported for the quarter ended June 30, 2010, and a 15.6% increase excluding sales of dispersant products used in responding to the Gulf oil spill in the second quarter of 2010. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales rose 3.9%. After adjusting for oil spill dispersant sales in the year-ago period, organic sales rose 11.0%, with 3.0% attributable to price increases and 8.0% attributable to volume. Geographically, Latin America showed the strongest improvement, with an organic increase of 14.2%. Strong organic sales growth was achieved elsewhere around the globe as Asia/Pacific and the Europe, Africa and Middle East regions posted increases of 9.2% and 7.8%, respectively. On an organic basis, North America sales decreased 1.2% as the year-ago period included sales of dispersant products used by the government and BP in responding to the Gulf of Mexico oil spill. Excluding those sales, North American organic growth was 12.4%.

Gross profit, defined as the difference between net sales and cost of product sold, of $482.7 million for the quarter ended June 30, 2011 decreased by $3.0 million, or 0.6%, from the $485.7 million for the year-ago period, but increased 9.8% excluding the impact of the sales of dispersant products used in the Gulf oil spill response. On an organic basis, gross profit was down 4.2%, because the year-ago period included gross profit from the Gulf oil spill dispersant sales. Without that impact, gross profit rose 5.9% organically, as increased raw material and freight costs were largely offset by higher selling prices. Gross margin deteriorated by 3.6 percentage points to 41.1% for the quarter ended June 30, 2011 compared to 44.7% for the year-ago quarter.

Selling, administrative, and research expenses for the three months ended June 30, 2011 of $341.5 million increased $22.2 million, or 7.0%, from $319.3 million for the year-ago period. On an organic basis, selling, administrative, and research expenses increased 2.0%, reflecting increased investment in headcount to support growth, partially offset by productivity improvements. Changes in currency translation rates increased selling, administrative and research expenses 5.1% from the year-ago period.

Amortization of intangible assets was $9.9 million and $10.7 million for the three months ended June 30, 2011 and 2010, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Restructuring expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $11.0 million and $0.7 million for the three months ended June 30, 2011 and June 30, 2010, respectively. The charge for the second quarter 2011 was mainly attributable to the planned elimination of approximately 100 positions, primarily in the Europe, Africa and Middle East region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense), net changed unfavorably by $1.1 million for the three months ended June 30, 2011 compared to the year-ago period. The change was primarily due to an increase in other expenses partially offset by an increase in earnings of unconsolidated subsidiaries.

Net interest expense, defined as the combination of interest income and interest expense, of $46.4 million for the three months ended June 30, 2011 decreased by $11.3 million from the $57.7 million reported for the three months ended June 30, 2010. The change was mainly the result of lower average debt levels compared to the second quarter 2010, combined with a lower weighted-average interest rate.

The income tax provision of $14.9 million for the three months ended June 30, 2011 reflects an actual effective tax rate of 20.1%. This includes an estimated annual effective tax rate of 35.5% as well as net, discrete tax benefits of $11.8 million. The net discrete tax benefits consisted primarily of releasing $29.5 million of the valuation allowances previously placed against some of our deferred tax assets, partly offset by a net charge of $17.3 million related to unrecognized tax benefits, the latter of which was caused, in large part, by expanded audit and expected controversy activity in multiple non-U.S. income tax jurisdictions.

As of December 31, 2010, we had $86.5 million of net deferred tax assets offset by valuation allowances. Substantially all of these related to multiple foreign tax jurisdictions. After evaluating all of the available positive and negative evidence, including, but not limited to, our prior 36-month cumulative earnings history, future earnings projections and the attributes of certain of the net deferred tax assets, we determined as of June 30, 2011 it is more likely than not some of these net deferred tax assets will be realized. Accordingly, during the second quarter we reversed valuation allowances of $29.5 million. With respect to our remaining net deferred tax assets against which a valuation allowance has been placed, our opinion remains unchanged that it is not more likely than not those assets will be realized.

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

For both the quarters ended June 30, 2011 and June 30, 2010, the income tax provision also varied from the U.S. federal statutory income tax rate due to foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

Based upon the status of examinations in multiple tax jurisdictions and expanded audit and controversy activity in multiple non-U.S. jurisdictions, it is reasonably possible the total amount of unrecognized tax benefits could change during the next 12 months within a range of zero to $7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We will continue to monitor our prior 36-month earnings history together with all other available evidence, both positive and negative, in determining whether it is more likely than not we will realize some or all of our net deferred tax assets. Based on current expectations, it is reasonably possible we may have enough positive evidence to release a portion of our valuation allowance against certain foreign deferred tax assets during the next 12 months. We would anticipate any such releases to be in the range of zero to $5 million.

Net earnings attributable to noncontrolling interests of $0.9 million for the three months ended June 30, 2011 was $0.7 million higher than the $0.2 million reported in the year-ago period.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net sales for the six months ended June 30, 2011 were $2,237.0 million, a 9.5% increase from the $2,043.2 million reported for the six months ended June 30, 2010. On an organic basis, net sales rose 6.5%. Excluding Gulf oil spill dispersant sales from the year-ago period, net sales rose 13.3% and were up 10.2% organically. Geographically, each region showed improvement over the prior year, with organic increases of 13.2% in Latin America, 8.0% in Asia/Pacific, 6.0% in the Europe, Africa and Middle East region and 4.9% in North America. Excluding sales of dispersants used for the Gulf oil spill from the year-ago period, North America saw 12.5% organic growth.

Gross profit, defined as the difference between net sales and cost of product sold, of $926.4 million for the six months ended June 30, 2011 increased by $7.6 million, or 0.8%, from the $918.8 million for the six months ended June 30, 2010. On an organic basis, gross profit was down 1.4%, because the year-ago period included gross profit from the Gulf oil spill dispersant sales. Without that impact, gross profit increased 6.2% and was up 3.9% organically. However, due to escalating raw material and freight costs, partly offset by higher selling prices, gross margin deteriorated by 3.6 percentage points to 41.4% for the six months ended June 30, 2011 compared to 45.0% for the year-ago period.

Selling, administrative, and research expenses for the six months ended June 30, 2011 of $663.6 million increased $46.5 million, or 7.5%, from $617.1 million for the year-ago period. On an organic basis, selling, administrative, and research expenses increased 3.9%, reflecting increased investment in headcount to support growth, partially offset by productivity improvements. Changes in currency translation rates increased selling, administrative and research expenses 3.5% from the first half of 2010.

Amortization of intangible assets was $19.6 million and $21.4 million for the six months ended June 30, 2011 and 2010, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Restructuring expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $12.0 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively. The $9.8 million increase was mainly attributable to a plan to eliminate approximately 100 positions, primarily in the Europe, Africa and Middle East region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gain on divestitures of $136.0 million resulted from the first quarter 2011 sale of our personal care products business and marine chemicals business. Proceeds from the sale were $198.4 million, net of selling and other cash expenses of $6.7 million.

Other income (expense), net changed favorably by $11.7 million for the six months ended June 30, 2011 compared to the year-ago period. The change was primarily caused by a favorable change in foreign currency transaction gains and losses of $16.1 million, which was mostly attributable to losses reported in the first quarter 2010 resulting from the devaluation of the Venezuelan bolivar fuerte. See Note 9 to the condensed consolidated financial statements in Part I, Item 1, for further explanation. Partially offsetting this favorable variance were debt extinguishment costs of $2.8 million during the first quarter 2011.

Net interest expense, defined as the combination of interest income and interest expense, of $94.5 million for the six months ended June 30, 2011 decreased by $19.7 million from the $114.2 million reported for the six months ended June 30, 2010. Lower average debt levels compared to the first six months 2010, combined with lower weighted-average interest rate debt, drove a $21.6 million decrease in interest expense from the year-ago period. Interest income decreased $1.9 million compared to the year-ago period, reflecting lower cash balances.

The income tax provision of $87.2 million for the six months ended June 30, 2011 reflects an actual effective tax rate of 32.7%. This includes an estimated annual effective tax rate of 35.5%, as well as net discrete tax benefits of $11.8 million in the second quarter and an incremental tax charge, beyond 35.5%, of $4.2 million related to the gains on our first quarter divestitures. Those gains included the negative impact of nondeductible goodwill, partly offset by a favorable tax impact associated with their geographic mix, including, but not limited to, utilizing deferred tax assets against which a valuation allowance had been previously placed. The net discrete tax benefits of the second quarter consisted primarily of releasing $29.5 million of the valuation allowances previously placed against some of our deferred tax assets, partly offset by a net charge of $17.3 million related to unrecognized tax benefits, the latter of which was caused, in large part, by expanded audit and expected controversy activity in multiple non-U.S. income tax jurisdictions.

As of December 31, 2010, we had $86.5 million of net deferred tax assets offset by valuation allowances. Substantially all of these related to multiple foreign tax jurisdictions. After evaluating all of the available positive and negative evidence, including, but not limited to, our prior 36-month cumulative earnings history, future earnings projections and the attributes of certain of the net deferred tax assets, we determined, as of June 30, 2011, that it is more likely than not some of these net deferred tax assets will be realized. Accordingly, during the second quarter we reversed valuation allowances of $29.5 million. With respect to our remaining net deferred tax assets against which a valuation allowance has been placed, our opinion remains unchanged that it is not more likely than not those assets will be realized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The income tax provision of $63.4 million for the six months ended June 30, 2010 was unfavorably impacted by the tax consequences of U.S. healthcare reform legislation enacted in the first quarter 2010. The resulting one-time write-off of previously accrued tax benefits associated with the subsidy for postretirement prescription drug benefits increased our tax provision by $2.6 million. In addition, the Venezuelan government devalued its currency, which resulted in a foreign exchange loss from remeasurement of the balance sheet accounts of our Venezuelan subsidiary. The loss produced relatively small tax benefits, which when compared to the 35% U.S. federal rate resulted in a $2.1 million increase to the tax provision. The effective tax rate of 43.3% was also unfavorably impacted by increased earnings subjected to a relatively high U.S. tax rate. The strengthening U.S. dollar resulted in a reduced amount of relatively low-taxed foreign income when measured in U.S. dollars. Foreign tax disputes and recently enacted law changes also increased the effective tax rate.

For the six months ended June 30, 2011 and June 30, 2010, the income tax provision also varied from the U.S. federal statutory income tax rate due to foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

Net earnings attributable to noncontrolling interests of $3.9 million for the six months ended June 30, 2011 was $2.8 million higher than the $1.1 million reported in the year-ago period.

Results of Operations – Segment Reporting

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

Net sales by reportable segment for the three months ended June 30, 2011 and June 30, 2010 may be compared as follows:

	Three Months Ended		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2011	June 30, 2010		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$488.5	$429.7	13.7%	6.6%	(3.8)%	10.9%
Paper Services	211.2	181.3	16.5%	5.5%	—	11.0%
Energy Services	475.9	475.6	0.1%	3.3%	1.9%	(5.1)%

Net sales	$1,175.6	$1,086.6	8.2%	5.0%	(0.7)%	3.9%

Water Services reported sales of $488.5 million for the quarter ended June 30, 2011, a 13.7% increase from the $429.7 million for the year-ago period. Organic sales growth was 10.9%, as the Mining, Primary Metals, Food and Beverage and Chemicals businesses reported double-digit increases. Heavy industry organic sales grew 11.5%, and light industry was up 3.4%. Geographically, all regions contributed to the organic sales improvement, as the North America, Europe, Africa and Middle East, Asia/Pacific and Latin America regions reported significant organic sales increases of 12.2%, 9.8%, 11.4% and 8.8%, respectively. The net sales decrease resulting from acquisitions/divestitures was primarily due to the first quarter 2011 divestitures of businesses partially offset by sales attributable to acquisitions made in 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Paper Services reported sales of $211.2 million for the three months ended June 30, 2011, a 16.5% improvement from the $181.3 million reported for the second quarter 2010. Organic sales grew 11.0%, as Latin America, North America and Asia/Pacific reported double-digit increases of 23.4%, 12.2%, and 10.3% respectively, while Europe, Africa and Middle East grew 3.5%.

Energy Services reported sales of $475.9 million for the three months ended June 30, 2011, a 0.1% increase from the $475.6 million for the quarter ended June 30, 2010. Excluding sales of dispersant products from sales for the year-ago period, Energy Services organic growth would have been 11.0%, led by substantial improvements posted by our Adomite and Enhanced Oil Recovery businesses and double-digit growth reported by our Downstream business. Regionally, organic sales were 12.9% lower in North America when compared to the year-ago period that includes dispersant sales, but were 12.6% higher excluding those sales. Latin America, the Europe, Africa and Middle East region and Asia/Pacific reported organic increases of 17.2%, 6.7% and 4.7%, respectively.

Direct contribution by reportable segment for the three months ended June 30, 2011 and June 30, 2010 may be compared as follows:

	Three Months Ended		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2011	June 30, 2010		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$82.0	$76.8	6.8%	6.0%	(7.5)%	8.3%
Paper Services	31.7	28.6	11.3%	4.9%	—	6.4%
Energy Services	90.7	121.9	(25.7)%	2.7%	0.6%	(29.0)%

Direct contribution of Water Services was $82.0 million for the three months ended June 30, 2011, a 6.8% increase over the $76.8 million reported for the three months ended June 30, 2010. Organically, direct contribution grew 8.3%, driven by volume growth and pricing gains, while second quarter 2011 direct contribution as a percent of sales decreased to 16.8% from the year-ago 17.9% reflecting raw material headwinds and the impact of substantial BRIC+ hires in 2010.

Paper Services reported direct contribution of $31.7 million for the three months ended June 30, 2011, an 11.3% improvement from the direct contribution of $28.6 million reported for the second quarter 2010. Organically, direct contribution grew 6.4%, driven by volume growth and pricing gains. As a percent of sales, second quarter 2011 direct contribution decreased slightly to 15.0% from the 15.8% reported for the year-ago period, as the impact of increasing raw material and freight costs were not yet fully offset by price increases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Energy Services reported direct contribution of $90.7 million for the three months ended June 30, 2011, compared to $121.9 million for the year-ago period, a reported and organic decrease of 25.7% and 29.0%, respectively. Excluding direct contribution attributable to sales of dispersant products used for the Gulf oil spill from the direct contribution of the year-ago period, direct contribution grew 15.7%, or 10.5% organically, reflecting volume growth and pricing gains, partly offset by increased raw material and freight costs.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net sales by reportable segment for the six months ended June 30, 2011 and June 30, 2010 may be compared as follows:

	Six Months Ended		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2011	June 30, 2010		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$931.4	$843.3	10.5%	4.5%	(2.9)%	8.9%
Paper Services	408.6	359.6	13.6%	3.8%	—	9.8%
Energy Services	897.0	840.3	6.7%	2.6%	1.5%	2.6%

Net sales	$2,237.0	$2,043.2	9.5%	3.6%	(0.6)%	6.5%

Water Services reported sales of $931.4 million for the six months ended June 30, 2011, a 10.5% increase from the $843.3 million for the year-ago period. Organic sales growth was 8.9%, as the mining, primary metals, chemicals and power businesses reported solid sales increases. All regions reported organic sales improvement with North America, Asia/Pacific and Latin America contributing organic sales increases of 11.4%, 10.1%, and 7.5%, respectively. The Europe, Africa and Middle East region reported a 5.5% organic sales increase. The net sales decrease resulting from acquisitions/divestitures was due to the first quarter 2011 divestitures of businesses partially offset by sales attributable to acquisitions made in 2010.

Paper Services reported sales of $408.6 million for the six months ended June 30, 2011, a 13.6% improvement from the $359.6 million reported for the first half of 2010. Organic sales grew 9.8%, with increases in every region. Latin America led the growth in organic sales with a 25.9% increase. Organic sales grew 11.4% and 9.2% in Asia/Pacific and North America, respectively, while the Europe, Africa and Middle East region grew 3.9%.

Energy Services reported sales of $897.0 million for the six months ended June 30, 2011, a 6.7% increase from the $840.3 million for the year-ago period. Organic sales increased 2.6%, as strong growth by our downstream, oil field and Adomite drilling-support businesses were largely offset by the effect of the 2010 dispersant product sales used in the response to the Gulf oil spill. Excluding these sales of dispersant product from the year-ago period, Energy Services sales were up 11.8% organically. Organic sales growth was 15.4% in Latin America, 7.8% in the Europe, Africa and Middle East region, and 2.4% in Asia/Pacific. Organic sales were 0.9% lower in North America from the second quarter of 2010, but excluding the sales of dispersant products used in the response to the Gulf oil spill from the year-ago period, North American organic growth was 14.8%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Direct contribution by reportable segment for the six months ended June 30, 2011 and June 30, 2010 may be compared as follows:

	Six Months Ended		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	June 30, 2011	June 30, 2010		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$149.8	$155.3	(3.6)%	3.9%	(7.2)%	(0.3)%
Paper Services	60.8	58.4	4.3%	3.5%	—	0.8%
Energy Services	173.0	202.8	(14.7)%	2.2%	0.2%	(17.1)%

Direct contribution of Water Services was $149.8 million for the six months ended June 30, 2011, a 3.6% decrease from the $155.3 million reported for the six months ended June 30, 2010. Organically, direct contribution decreased a marginal 0.3%, and direct contribution as a percent of sales deteriorated to 16.1% from the year-ago 18.4%, as price increases offset increased raw material and freight costs.

Paper Services reported direct contribution of $60.8 million for the six months ended June 30, 2011, a 4.3% improvement from the direct contribution of $58.4 million reported for the year-ago period. Organically, direct contribution grew 0.8%, driven by a solid organic increase in sales, but price increases were more than offset by higher raw material and freight costs. As a percent of sales, direct contribution decreased to 14.9% from the 16.2% reported for the year-ago period.

Energy Services reported direct contribution of $173.0 million for the six months ended June 30, 2011, compared to $202.8 million for the year-ago period, a decrease of 14.7%. Organically, direct contribution decreased by 17.1%. Excluding direct contribution attributable to dispersant product sales used in response to the Gulf oil spill from the direct contribution of the year-ago period, direct contribution increased 5.6% organically, as higher raw material and freight costs were partly offset by price increases, and additional investments in headcount were made to support growth.

Liquidity and Capital Resources

Operating activities. Historically, our main source of liquidity has been our cash flow generated by operating activities. For the six months ended June 30, 2011, cash used for operating activities was $25.5 million, a decrease of $129.6 million from the cash provided by operating activities of $104.1 million for the same period last year. The change was mostly the result of uses of working capital for growth in the first half of 2011 combined with a decrease in cash from net earnings after adjusting for the gain on divestitures.

Investing activities. Cash provided by investing activities was $114.2 million for the six months ended June 30, 2011, which was mostly the result of $198.4 million in net proceeds from the divestitures of our marine chemicals business and personal care products business and cash provided by other investing activities of $6.4 million. These sources of cash were partially offset by $83.7 million of net property additions and business acquisitions of $6.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash used for investing activities was $64.1 million for the six months ended June 30, 2010, which was mainly attributable to net property additions.

Financing activities. Net cash used for financing activities totaled $141.4 million during the six months ended June 30, 2011. Net borrowings decreased $117.4 million which was driven primarily by the first quarter 2011 redemption of $200.0 million aggregate principal amount at maturity senior discount notes due 2014, using proceeds from the business divestitures. Partially offsetting this use of cash was an $82.2 million increase in borrowings against our receivables securitization facility. Other uses of cash during the period were cash dividends of $14.6 million, the payment of accrued deferred financing costs of $1.2 million and a $3.0 million premium to redeem our 2014 senior discount notes.

A net increase in borrowings of $15.8 million, partly offset by cash dividends of $9.7 million, accounted for most of the $2.9 million of net cash provided by financing activities for the six months ended June 30, 2010.

Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Our primary source of liquidity will continue to be cash flow generated from operations, but we also have availability under a $250 million revolving credit facility that expires in May 2014 and a $150 million receivables facility that expires in June 2013, in each case subject to certain conditions. Under the terms of our senior secured credit facilities, we also have additional term loan borrowing capacity of roughly $290 million as of June 30, 2011. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

Senior secured credit facilities. At June 30, 2011, we had no borrowings under our revolving credit facility. We had $231.9 million of borrowing capacity available, which reflects reduced availability as a result of $18.1 million in outstanding letters of credit. Our senior secured credit facilities, as amended, allow for additional term loan borrowings that would not cause the secured leverage ratio of Nalco Holdings LLC (an indirect subsidiary company of Nalco Holding Company) and its subsidiaries on a consolidated basis to exceed 2.00 to 1.00. This represented roughly $290 million of additional term loan borrowing capacity as of June 30, 2011.

At June 30, 2011, the outstanding balance of our term loan B facility was $642.2 million, net of an unamortized discount of $2.9 million, the balance of our term loan C facility was $275.1 million, net of an unamortized discount of $20.4 million, and the outstanding balance of our term loan C-1 facility was $95.3 million, net of an unamortized discount of $3.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Senior notes. In December 2010, Nalco Company, an indirect subsidiary of Nalco Holding Company, issued $750 million aggregate principal amount of 6.625% senior unsecured notes (“Dollar Notes”) and €200 million aggregate principal amount of 6.875% senior unsecured notes (“Euro Notes”, and, together with the dollar notes, the “2010 Notes”) that are both due in January 2019. The outstanding balance of the Dollar Notes and Euro Notes was $750.0 million and $289.3 million, respectively, at June 30, 2011.

Senior subordinated notes. In 2009, Nalco Company issued $500.0 million aggregate principal amount of 8.25% senior unsecured notes (the “2009 Notes”) at a discount of $10.7 million. The outstanding balance of the 2009 Notes was $492.2 million, net of an unamortized discount of $7.8 million, at June 30, 2011.

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

Covenants. The senior secured credit facilities, the 2009 Notes and the 2010 Notes contain a number of financial and non-financial covenants. We were in compliance with all such covenants at June 30, 2011.

Local lines of credit. Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of June 30, 2011, the aggregate outstanding balance under these local lines of credit was approximately $79.0 million.

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

Of the $150.0 million available for borrowing based on the amount of receivables eligible for financing as of May 31, 2011, we had $150.0 million of outstanding borrowings as of June 30, 2011.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements.

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended June 30, 2011 (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

that is not historical information. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “ believes,” “forecasts,” or future or conditional verbs, such as “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

There were no changes in our internal controls over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

MATTERS RELATED TO THE MERGER TRANSACTION WITH ECOLAB INC.

Following Ecolab Inc. (“Ecolab”) and Nalco Holding Company’s announcement of a planned merger transaction on July 20, 2011, a purported class action lawsuit was filed against Nalco, members of Nalco’s board of directors and Ecolab in the Circuit Court of the Eighteenth Judicial Circuit (DuPage County, State of Illinois): Jack Mozenter v. Nalco Holding Co., Ecolab, Inc., et al., No. 2011MR001043. The lawsuit purports to represent a class of Nalco stockholders opposed to the terms of the merger agreement. The lawsuit alleges that the planned merger transaction is the result of an unfair and inadequate process, the consideration to be received by Nalco’s stockholders in the merger is inadequate and that the members of Nalco’s board of directors breached their fiduciary duties. The lawsuit also alleges that Ecolab aided and abetted the Nalco board of directors in the breach of their fiduciary duties to Nalco’s stockholders. The lawsuit seeks, among other things, injunctive relief enjoining Ecolab and Nalco from proceeding with the merger unless Nalco implements procedures to obtain the highest possible price for its stockholders and directing the Nalco board of directors to exercise its fiduciary duties to obtain a transaction in the best interests of Nalco’s stockholders. We believe that the lawsuit is without merit and intend to defend the lawsuit vigorously.

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

Putative Class Action Litigation

In June, July and August 2010, and in April 2011, Nalco Company was named, along with other unaffiliated defendants, in eight putative class action complaints filed in either the United States District Court for the Eastern District of Louisiana (Parker, et al. v. Nalco Company, et al., Civil Action No. 2:10-cv-01749-CJB-SS; Harris, et al. v. BP, plc, et al., Civil Action No. 2:10-cv-02078-CJB-SS; Irelan v. BP Products, Inc., et al., Civil Action No. 11-cv-00881; Adams v. Louisiana, et al., Civil Action No. 11-cv-01051), the United States District Court for the Southern District of Alabama, Southern Division (Lavigne, et al. v. BP PLC, et al., Civil Action No. 1:10-cv-00222-KD-C; Wright, et al. v. BP, plc, et

Item 1. Legal Proceedings (continued)

al., Civil Action No. 1:10-cv-00397-B) or the United States District Court for the Northern District of Florida, Pensacola Division (Walsh, et al. v. BP, PLC, et al., Civil Action No. 3:10-cv-00143-RV-MD; Petitjean, et al. v. BP, plc, et al., Case No. 3:10-cv-00316-RS-EMT) on behalf of various potential classes of persons who live and work in or derive income from the Coastal Zone. The Parker, Lavigne and Walsh cases have since been voluntarily dismissed. Each of the remaining actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in each of these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

Other Related Federal Claims

In July, August, September, October and December 2010, Nalco Company was also named, along with other unaffiliated defendants, in eight complaints filed by individuals in either the United States District Court for the Eastern District of Louisiana (Ezell v. BP, plc, et al., Case No. 2:10-cv-01920-KDE-JCW), the United States District Court for the Southern District of Alabama, Southern Division (Monroe v. BP, plc, et al., Case No. 1:10-cv-00472-M; Hill v. BP, plc, et al., Civil Action No. 1:10-cv-00471-CG-N; Hudley v. BP, plc, et al., Civil Action No. 10-cv-00532-N), the United States District Court for the Northern District of Florida, Tallahassee Division (Capt Ander, Inc. v. BP, plc, et al., Case No. 4:10-cv-00364-RH-WCS), the United States District Court for the Southern District of Mississippi, Southern Division (Trehern v. BP, plc, et al., Case No. 1:10-cv-00432-HSO-JMR) or the United States District Court for the Southern District of Texas (Chatman v. BP Exploration & Production, Civil Action No. 10-cv-04329; Brooks v. Tidewater Marine LLC, et al., Civil Action No. 11-cv-00049).

In April 2011, Nalco Company was also named in Best v. British Petroleum plc, et al., Civil Action No. 11-cv-00772 (E.D. La.); Black v. BP Exploration & Production, Inc., et al. Civil Action No. 2:11-cv-867, (E.D. La.); Pearson v. BP Exploration & Production, Inc., Civil Action No. 2:11-cv-863, (E.D. La.); Alexander, et al. v. BP Exploration & Production, et al., Civil Action No. 11-cv-00951 (E.D. La.); and Coco v. BP Products North America, Inc.,et al. (E.D. La.). The complaints generally allege, among other things, negligence and injury resulting from the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaints seek unspecified compensatory and punitive damages, and attorneys’ fees and costs. The Chatman case was voluntarily dismissed.

All of the above-referenced cases pending against Nalco Company have been administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Civil Action No. 10-md-02179 (E.D. La.) (“MDL 2179”). Pursuant to orders issued by Judge Barbier in MDL 2179, the claims have been consolidated in several master complaints, including one naming Nalco Company and others who responded to the Gulf Oil Spill (known as the “B3 Bundle”). Plaintiffs are required by Judge Barbier to prepare a list designating previously-filed lawsuits that assert claims within the B3 Bundle regardless of

Item 1. Legal Proceedings (continued)

whether the lawsuit named each defendant named in the B3 Bundle master complaint. We have received a draft list from the plaintiffs’ steering committee. The draft list identifies fifteen cases in the B3 Bundle, some of which are putative class actions. Six cases previously filed against Nalco Company are not included in the B3 Bundle.

Pursuant to orders issued by Judge Barbier in MDL 2179, claimants wishing to assert causes of action subject to one or more of the master complaints may do so by filing a short-form joinder. A short-form joinder is deemed to be an intervention into one or more of the master complaints in MDL 2179. The deadline for filing short form joinders was April 20, 2011. Of the individuals who have filed short form joinders that intervene in the B3 Bundle, Nalco Company has no reason to believe that these individuals are different from those covered by the putative class actions described above. These plaintiffs who have intervened in the B3 Bundle seek to recover damages for alleged personal injuries, medical monitoring and/or property damage related to the oil spill clean-up efforts.

Nalco Company, the incident defendants and the other responder defendants have been named as third party defendants by Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against Nalco Company and other unaffiliated cross defendants. The Cross Claimants generally allege, among other things, that if they are found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, they are entitled to indemnity or contribution from the cross defendants.

In April and June 2011, in support of its defense of the claims against it, Nalco Company filed counterclaims against the Cross Claimants. In its counterclaims, Nalco Company generally alleges that if it is found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, it is entitled to contribution or indemnity from the Cross Claimants.

Other Related State Court Actions

In March 2011, Nalco Company was named, along with other unaffiliated defendants, in an amended complaint filed by an individual in the Circuit Court of Harrison County, Mississippi, Second Judicial District (Franks v. Sea Tow of South Miss, Inc., et al., Cause No. A2402-10-228 (Circuit Court of Harrison County, Mississippi)). The amended complaint generally asserts, among other things, negligence and strict products liability claims relating to the plaintiff’s alleged exposure to chemical dispersants manufactured by Nalco Company. The plaintiff seeks unspecified compensatory damages, medical expenses, and attorneys’ fees and costs.

We believe the claims asserted against Nalco Company are without merit and intend to defend these lawsuits vigorously. We also believe that we have rights to contribution and/or indemnification (including legal expenses) from third parties. However, we cannot predict the outcome of these lawsuits, the involvement we might have in these matters in the future or the potential for future litigation.

Item 6. Exhibits

(a)	The following are included herein:

Exhibit 31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS*	XBRL Instance Document

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB*	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURE

The registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NALCO HOLDING COMPANY

/s/ KATHRYN A. MIKELLS
Name:	Kathryn A. Mikells
Title:	Executive Vice President and Chief Financial Officer

Dated: August 3, 2011