Form 10-Q
period 2011-09-30
Nalco Holding CO
filed 2011-11-03
CIK 1298341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 17, 2011, the number of shares of the registrant’s common stock, par value $0.01 per share, outstanding was 138,818,498 shares.

QUARTERLY REPORT ON FORM 10-Q

NALCO HOLDING COMPANY

Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

Nalco Holding Company and Subsidiaries

Condensed Consolidated Balance Sheets

(dollars in millions)

	(Unaudited) September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$120.8	$128.1
Accounts receivable, less allowances of $15.6 in 2011 and $13.2 in 2010	900.8	765.5
Inventories:
Finished products	310.3	246.0
Materials and work in process	114.8	84.0

	425.1	330.0
Prepaid expenses, taxes and other current assets	215.5	211.1

Total current assets	1,662.2	1,434.7

Property, plant, and equipment, net	752.1	729.1
Intangible assets:
Goodwill	1,771.5	1,844.1
Other intangibles, net	993.2	1,023.3
Other assets	200.5	192.5

Total assets	$5,379.5	$5,223.7

Liabilities and equity
Current liabilities:
Accounts payable	$378.8	$356.5
Short-term debt	115.2	90.0
Other current liabilities	425.5	411.7

Total current liabilities	919.5	858.2

Other liabilities:
Long-term debt	2,644.5	2,782.0
Deferred income taxes	283.4	260.3
Accrued pension benefits	387.1	405.6
Other liabilities	205.0	190.1

Total liabilities	4,439.5	4,496.2

Equity:
Nalco Holding Company shareholders’ equity	910.5	696.8
Noncontrolling interests	29.5	30.7

Total equity	940.0	727.5

Total liabilities and equity	$5,379.5	$5,223.7

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in millions, except per share amounts)

	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Net sales	$1,251.0	$1,088.3	$3,488.0	$3,131.5
Operating costs and expenses:
Cost of product sold	730.6	610.6	2,041.2	1,735.0
Selling, administrative, and research expenses	343.3	307.7	1,006.9	924.8
Amortization of intangible assets	9.9	10.8	29.5	32.2
Restructuring expenses	(7.1)	(0.3)	4.9	1.9
Impairment of goodwill	—	5.4	—	5.4
Gain on divestitures	—	—	(136.0)	—

Total operating costs and expenses	1,076.7	934.2	2,946.5	2,699.3

Operating earnings	174.3	154.1	541.5	432.2

Other income (expense), net	(6.0)	(2.8)	(11.8)	(20.3)
Interest income	0.1	0.8	1.1	3.7
Interest expense	(47.4)	(59.1)	(142.9)	(176.2)

Earnings before income taxes	121.0	93.0	387.9	239.4

Income tax provision	42.3	32.1	129.5	95.5

Net earnings	78.7	60.9	258.4	143.9

Less: Net earnings attributable to noncontrolling interests	2.0	2.0	5.9	3.1

Net earnings attributable to Nalco Holding Company	$76.7	$58.9	$252.5	$140.8

Net earnings per share attributable to Nalco Holding Company common shareholders:
Basic	$0.55	$0.43	$1.82	$1.02

Diluted	$0.55	$0.42	$1.80	$1.01

Weighted-average shares outstanding (millions):
Basic	138.8	138.3	138.8	138.3

Diluted	140.4	139.4	140.1	139.3

Cash dividends declared per share	$0.035	$0.035	$0.105	$0.105

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Operating activities
Net earnings	$258.4	$143.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	100.2	92.0
Amortization	29.5	32.2
Gain on divestitures	(136.0)	—
Impairment of goodwill	—	5.4
Amortization of deferred financing costs	8.8	9.1
Loss on early extinguishment of debt	2.8	—
Other, net	25.4	48.6
Changes in operating assets and liabilities	(221.4)	(115.5)

Net cash provided by operating activities	67.7	215.7

Investing activities
Additions to property, plant, and equipment, net	(125.6)	(101.4)
Business purchases	(7.3)	(33.6)
Net proceeds from business divestitures	198.4	—
Other, net	6.9	1.6

Net cash provided by (used for) investing activities	72.4	(133.4)

Financing activities
Cash dividends	(14.6)	(14.5)
Changes in short-term debt, net	—	(128.9)
Proceeds from long-term debt	90.0	125.9
Repayments of long-term debt	(208.7)	(0.1)
Redemption premium on early extinguishment of debt	(3.0)	—
Deferred financing costs	(1.2)	(1.2)
Other, net	(10.2)	(4.1)

Net cash used for financing activities	(147.7)	(22.9)
Effect of exchange rate changes on cash and cash equivalents	0.3	(12.0)

(Decrease) increase in cash and cash equivalents	(7.3)	47.4
Cash and cash equivalents at beginning of period	128.1	127.6

Cash and cash equivalents at end of period	$120.8	$175.0

See accompanying notes to condensed consolidated financial statements.

Nalco Holding Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2011

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Certain minor reclassifications have been made to the prior year data to conform to the current year presentation, which had no effect on net earnings or equity reported for any period.

In addition, during the first quarter 2011, we identified certain costs that were previously classified as selling, administrative and research expenses that we believe are more appropriately classified in cost of product sold. These expenses consisted of depreciation on certain manufacturing assets, incentive compensation for production employees, and compensation for certain engineers who provide product application services to customers. These reclassifications increased cost of product sold and reduced selling, administrative, and research expenses approximately $9.3 million and $27.8 million for the three months and nine months ended September 30, 2010, respectively. The total amount to be reclassified to cost of product sold from selling, administrative, and research expenses for fiscal year 2010 is approximately $37.0 million. There is no impact to earnings before income taxes or net earnings as a result of these adjustments.

2. Merger with Ecolab

On July 19, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ecolab Inc., a Delaware corporation (“Ecolab”), and Sustainability Partners Corporation, a Delaware corporation and a wholly-owned subsidiary of Ecolab (“Merger Sub”). The Merger Agreement, which has been unanimously approved by our Board of Directors, provides for the merger of Nalco with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving corporation in the Merger. The Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

During the three months and nine months ended September 30, 2011, we recorded approximately $4.6 million of merger-related costs, primarily related to investment banking, legal, and other fees incurred as part of the Merger Agreement. Contingent upon the successful completion of the merger, additional investment banking fees of $22.5 million will become payable by Nalco.

3. Recent Accounting Pronouncements

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

3. Recent Accounting Pronouncements (continued)

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

In December 2010, the FASB issued authoritative guidance that amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. Any impairment to be

3. Recent Accounting Pronouncements (continued)

recorded upon adoption is to be recognized as an adjustment to beginning retained earnings. We adopted the guidance in the first quarter 2011, which did not have any impact on our consolidated financial statements.

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

In September 2011, the FASB issued new accounting guidance intended to simplify how entities test goodwill for impairment. The new guidance gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test under existing accounting guidance is required to be performed. Otherwise, no further testing is required. These new provisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is permitted in certain circumstances. We do not expect this new guidance to have a material effect on our consolidated financial statements.

4. Acquisitions and Dispositions

In the first nine months of 2011 we acquired the business assets of two companies for $6.6 million. On a preliminary basis, the purchase price, including the estimated fair value of contingent consideration, exceeded the fair value of the net tangible assets acquired by approximately $6.0 million, of which $3.3 million was allocated to goodwill and $2.7 million was allocated to other intangible assets. The goodwill of these acquisitions is expected to be deductible for tax purposes.

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

In January 2010, we acquired a 50.1% controlling financial interest in Nalco Africa, a new entity formed with Protea Chemicals, one of Africa’s largest suppliers of industrial chemicals and services. Protea Chemicals is a division of the Omnia Group, a diversified and specialist chemical services company located in Johannesburg, South Africa. The new entity enables us to re-enter the water and process treatment markets of southern Africa. The business combination did not involve the transfer of consideration, but under the terms of a technical assistance and license agreement executed at the time of the combination, we have licensed to Nalco Africa rights to certain of our patents, know-how and trademarks. The fair value of the business acquired was $20.1 million, of which $16.0 million was allocated to goodwill, $5.7 million was allocated to other intangible assets, and $1.6 million was allocated to a deferred tax liability. The goodwill consists primarily of our expectation of future sales growth in this geographic market and intangible assets that do not qualify for separate recognition. The goodwill was allocated to the Water

4. Acquisitions and Dispositions (continued)

Services segment and is not expected to be deductible for tax purposes. The fair value of the business acquired was measured using internal cash flow estimates (i.e., Level 3 in the fair value hierarchy established by authoritative guidance issued by the FASB for fair value measurements).

The pro forma impact as if the aforementioned acquisitions had occurred at the beginning of the respective years is not significant.

5. Goodwill

Changes in the carrying value of goodwill for the nine months ended September 30, 2011 are summarized below:

(dollars in millions)	Water Services	Paper Services	Energy Services	Total
Balance as of January 1, 2011:
Goodwill	$1,279.5	$549.1	$564.6	$2,393.2
Accumulated impairment losses	—	(549.1)	—	(549.1)

	1,279.5	—	564.6	1,844.1

Acquisitions	1.5	—	1.8	3.3
Divestitures	(56.6)	—	—	(56.6)
Effect of foreign currency translation	(15.7)	—	(3.6)	(19.3)

Balance as of September 30, 2011:
Goodwill	1,208.7	549.1	562.8	2,320.6
Accumulated impairment losses	—	(549.1)	—	(549.1)

	$1,208.7	$—	$562.8	$1,771.5

6. Debt

Debt consists of the following:

(dollars in millions)	September 30, 2011	December 31, 2010
Short-term
Checks outstanding and bank overdrafts	$26.6	$24.0
Notes payable to banks	57.6	55.5
Current maturities of long-term debt	31.0	10.5

	$115.2	$90.0

Long-term
Securitized trade accounts receivable facility	$145.5	$67.8
Term loan B, due October 5, 2017 (including discount of $2.8 in 2011 and $3.1 in 2010)	640.7	645.3
Term loan C, due May 13, 2016 (including discount of $19.4 in 2011 and $22.5 in 2010)	275.3	274.5
Term loan C-1, due May 13, 2016 (including discount of $3.7 in 2011 and $4.3 in 2010)	95.3	95.4
Senior notes, due January 15, 2019	750.0	750.0
Senior notes (euro), due January 15, 2019	269.7	267.4
Senior discount notes, due February 1, 2014 (including premium of $0.4 in 2010)	—	200.4
Senior notes, due May 15, 2017 (including discount of $7.5 in 2011 and $8.5 in 2010)	492.5	491.5
Other	6.5	0.2

	2,675.5	2,792.5
Less: Current portion	31.0	10.5

	$2,644.5	$2,782.0

Using the proceeds from the sale of our marine chemicals business and personal care products business, we repaid the remaining $200.4 million of senior discount notes in March 2011. In connection with this transaction, we incurred a $2.8 million loss on early extinguishment of debt during the quarter ended March 31, 2011.

We had $17.3 million of letters of credit outstanding at September 30, 2011 under our senior secured credit facilities.

7. Equity

Equity consists of the following:

(dollars in millions, except per share amounts)	September 30, 2011	December 31, 2010
Nalco Holding Company shareholders’ equity:
Preferred stock, par value $0.01 per share; authorized 100,000,000 shares; none issued	$—	$—
Common stock, par value $0.01 per share; authorized 500,000,000 shares; 148,335,441 and 147,925,072 shares issued at September 30, 2011 and December 31, 2010, respectively	1.4	1.4
Additional paid-in capital	813.1	800.7
Treasury stock, at cost; 9,535,943 shares at September 30, 2011 and December 31, 2010	(211.3)	(211.3)
Retained earnings (accumulated deficit)	192.3	(45.6)
Accumulated other comprehensive income:
Net prior service credit	29.7	32.4
Net actuarial loss	(89.6)	(95.6)
Currency translation adjustments	174.9	214.8

Nalco Holding Company shareholders’ equity	910.5	696.8
Noncontrolling interests	29.5	30.7

Total equity	$940.0	$727.5

In July 2007, our Board of Directors authorized a $300 million share repurchase program and gave our management discretion in determining the conditions under which shares may be purchased from time to time. The program has no stated expiration date. As of December 31, 2010, we had repurchased 9,535,943 shares at a cost of $211.3 million. No additional shares were repurchased during the nine months ended September 30, 2011.

8. Pension and Other Postretirement Benefit Plans

We have several noncontributory, defined benefit pension plans covering some employees in the U.S. and those with certain foreign subsidiaries. We also provide a supplementary, nonqualified, unfunded plan for U.S. employees whose pension benefits exceed ERISA limitations. The components of net periodic pension cost for the three months and nine months ended September 30, 2011 and 2010 were as follows:

	U.S.		Non-U.S.
(dollars in millions)	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Three Months ended September 30, 2011	Three Months ended September 30, 2010
Service cost	$—	$—	$2.3	$2.5
Interest cost	6.0	6.3	5.0	4.7
Expected return on plan assets	(5.9)	(5.3)	(3.8)	(3.7)
Prior service credit	(0.6)	(0.5)	(0.2)	(0.3)
Net actuarial loss	3.3	1.5	0.1	0.1

Net periodic pension cost	$2.8	$2.0	$3.4	$3.3

8. Pension and Other Postretirement Benefit Plans (continued)

	U.S.		Non-U.S.
(dollars in millions)	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Service cost	$—	$—	$7.0	$7.1
Interest cost	18.0	18.9	16.3	13.9
Expected return on plan assets	(17.6)	(15.9)	(12.4)	(10.7)
Prior service credit	(1.8)	(1.7)	(0.9)	(0.8)
Net actuarial loss	10.0	4.6	0.3	0.2
Settlements	—	—	0.7	—

Net periodic pension cost	$8.6	$5.9	$11.0	$9.7

We also have defined benefit postretirement plans that provide medical and life insurance benefits for substantially all U.S. retirees and eligible dependents. The components of net periodic (benefit) cost of postretirement benefits other than pensions for the three months and nine months ended September 30, 2011 and 2010 were as follows:

(dollars in millions)	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Service cost	$0.8	$1.1	$2.3	$3.1
Interest cost	1.5	2.1	4.5	6.3
Prior service credit	(0.5)	(0.4)	(1.6)	(1.4)
Net actuarial gain	(1.9)	(0.6)	(5.6)	(1.8)

Net periodic (benefit) cost	$(0.1)	$2.2	$(0.4)	$6.2

We now expect to contribute approximately $39.8 million to our pension plans in 2011 compared to the $66.2 million we had expected to contribute as of December 31, 2010. The decrease is mostly attributable to a $28.5 million reduction in expected contributions to the principal U.S. pension plan.

9. Restructuring Expenses

We continuously redesign and optimize our business and work processes, and restructure our organization accordingly. Restructuring expenses were a net credit of $7.1 million and a net charge of $4.9 million for the three months and nine months ended September 30, 2011, respectively.

A restructuring accrual of $12.3 million as of September 30, 2011 was included in other current liabilities on the condensed consolidated balance sheet. Restructuring expenses in 2011 reflected the planned reduction in force of approximately 100 positions, primarily in the Europe, Africa and Middle East region as part of an organizational realignment. Partially offsetting this was a gain on the sale of two manufacturing facilities of $8.1 million during the third quarter 2011. All restructuring-related payments in the first nine months of 2011 were funded with cash from operations. We expect that future payments also will be funded with cash from operations.

9. Restructuring Expenses (continued)

Activity in the restructuring accrual for the nine months ended September 30, 2011 is summarized as follows:

(dollars in millions)	Severance, Termination Benefits and Other
Balance as of January 1, 2011	$11.5
Charges to restructuring expense	13.0
Cash payments	(12.0)
Currency translation adjustments	(0.2)

Balance as of September 30, 2011	$12.3

Charges to restructuring expense are offset by the $8.1 million gain on sale of two manufacturing facilities.

10. Summary of Other Income (Expense), Net

The components of other income (expense), net for the three months and nine months ended September 30, 2011 and 2010, include the following:

(dollars in millions)	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Loss on early extinguishment of debt	$—	$—	$(2.8)	$—
Franchise taxes	(0.4)	(0.4)	(1.4)	(1.2)
Equity in earnings of unconsolidated subsidiaries	(0.3)	0.6	—	1.2
Foreign currency exchange adjustments	(5.2)	(1.4)	(5.0)	(17.3)
Other	(0.1)	(1.6)	(2.6)	(3.0)

Other income (expense), net	$(6.0)	$(2.8)	$(11.8)	$(20.3)

Foreign currency exchange adjustments

The $17.3 million of foreign currency exchange adjustments for nine months ended September 30, 2010 was mostly attributable to our subsidiary in Venezuela.

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

On January 8, 2010, the Venezuelan government announced the devaluation of the bolivar fuerte and the establishment of a two-tier exchange structure. As a result, the official exchange rate changed from 2.15 to 2.60 for essential items and 4.30 for non-essential

10. Summary of Other Income (Expense), Net (continued)

items. We remeasured our Venezuelan subsidiary’s balance sheet accounts to reflect the devaluation by using the exchange rate for non-essential items, which resulted in a foreign exchange loss of $23.2 million. Because about half of the products imported by our Venezuelan subsidiary were classified as essential, this loss was subsequently reduced by approximately $7.8 million of foreign exchange gains that were recognized during the nine months ended September 30, 2010, when payments were made using the exchange rate for essential products. We remeasure the financial statements of our Venezuelan subsidiary at the 4.30 exchange rate, the rate at which we expect to remit dividends.

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

11. Income Taxes

The income tax provision of $42.3 million for the three months ended September 30, 2011 reflects an actual effective tax rate of 35.0%. This includes net discrete tax benefits for the period of $0.4 million.

The income tax provision was $32.1 million for the three months ended September 30, 2010. The effective tax rate of 34.5% was favorably impacted by a $7.8 million net reduction to the income tax provision related to immaterial corrections of prior period items, consisting of adjustments with offsetting impacts to current and deferred income tax accounts.

For both the quarters ended September 30, 2011 and September 30, 2010, the income tax provision also varied from the U.S. federal statutory income tax rate due to foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

Based upon the status of examinations in multiple tax jurisdictions and expanded audit and controversy activity in multiple non-U.S. jurisdictions, it is reasonably possible the total amount of unrecognized tax benefits could change during the next 12 months within a range of zero to $8 million.

We will continue to monitor our prior 36-month earnings history together with all other available evidence, both positive and negative, in determining whether it is more likely than not we will realize some or all of our net deferred tax assets. Based on current expectations, we do not anticipate releasing any valuation allowances during the next 12 months.

11. Income Taxes (continued)

The income tax provision of $129.5 million for the nine months ended September 30, 2011 reflects an actual effective tax rate of 33.4%. This includes year-to-date net discrete tax benefits of $12.2 million, $11.8 million of which occurred in the second quarter, and an incremental tax charge, beyond 35.0%, of $4.2 million related to the gains on our first quarter divestitures. Those first quarter gains included the negative impact of nondeductible goodwill, partly offset by a favorable impact associated with their geographic mix, including, but not limited to, utilizing deferred tax assets against which a valuation allowance had been previously placed. The net discrete tax benefits of the second quarter consisted primarily of releasing $29.5 million of the valuation allowances previously placed against some of our deferred tax assets, partly offset by a net charge of $17.3 million related to unrecognized tax benefits, the latter of which was caused, in large part, by expanded audit and expected controversy activity in multiple non-U.S. income tax jurisdictions.

The income tax provision of $95.5 million for the nine months ended September 30, 2010 was unfavorably impacted by the tax consequences of U.S. healthcare reform legislation enacted in the first quarter 2010. The resulting one-time write-off of previously accrued tax benefits associated with the subsidy for postretirement prescription drug benefits increased our tax provision by $2.6 million. Also in the first quarter 2010, the Venezuelan government devalued its currency, resulting in a foreign exchange loss from remeasurement of the balance sheet accounts of our Venezuelan subsidiary. The loss produced relatively small tax benefits, which, when compared to the 35% U.S. federal statutory income tax rate, resulted in a $2.1 million increase to the income tax provision. The effective tax rate of 39.9% was also unfavorably impacted by increased earnings subjected to a relatively high U.S. tax rate. Foreign tax disputes and law changes enacted in 2010 also increased the effective tax rate. Partly offsetting these unfavorable impacts to the effective tax rate was the $7.8 million net reduction to the income tax provision recorded in the third quarter related to immaterial corrections of prior period items.

For the nine months ended September 30, 2011 and September 30, 2010, the income tax provision also varied from the U.S. federal statutory income tax rate due to foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

12. Comprehensive Income

Total comprehensive income and its components, net of related tax, for the three months and nine months ended September 30, 2011 and 2010, were as follows:

(dollars in millions)	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Net earnings	$78.7	$60.9	$258.4	$143.9
Other comprehensive income (loss), net of income taxes:
Amortization of net prior service credit	(0.9)	(0.9)	(2.7)	(2.7)
Amortization of net actuarial loss	1.1	0.8	6.0	(6.9)
Foreign currency translation adjustments	(115.1)	105.2	(41.5)	17.8

Comprehensive income (loss)	(36.2)	166.0	220.2	152.1
Less: Comprehensive income attributable to noncontrolling interests	0.1	4.1	4.3	4.6

Comprehensive income (loss) attributable to Nalco Holding Company	$(36.3)	$161.9	$215.9	$147.5

13. Segment Information

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

Net sales by reportable segment were as follows:

(dollars in millions)	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Water Services	$521.4	$465.3	$1,452.8	$1,308.6
Paper Services	219.4	194.4	628.0	554.0
Energy Services	510.2	428.6	1,407.2	1,268.9

Net sales	$1,251.0	$1,088.3	$3,488.0	$3,131.5

13. Segment Information (continued)

The following table presents direct contribution by reportable segment and reconciles the total segment direct contribution to earnings before income taxes:

(dollars in millions)	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Segment direct contribution:
Water Services	$101.8	$88.8	$251.6	$244.1
Paper Services	35.7	33.3	96.5	91.7
Energy Services	102.8	98.6	275.8	301.4

Total segment direct contribution	240.3	220.7	623.9	637.2

Expenses not allocated to segments:
Administrative expenses	63.2	50.7	184.0	165.5
Amortization of intangible assets	9.9	10.8	29.5	32.2
Restructuring expenses	(7.1)	(0.3)	4.9	1.9
Impairment of goodwill	—	5.4	—	5.4
Gain on divestitures	—	—	(136.0)	—

Operating earnings	174.3	154.1	541.5	432.2
Other income (expense), net	(6.0)	(2.8)	(11.8)	(20.3)
Interest income	0.1	0.8	1.1	3.7
Interest expense	(47.4)	(59.1)	(142.9)	(176.2)

Earnings before income taxes	$121.0	$93.0	$387.9	$239.4

Administrative expenses primarily represent the cost of support functions, including information technology, finance, human resources and legal, as well as expenses for support facilities, executive management and management incentive plans.

14. Earnings Per Share

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

14. Earnings Per Share (continued)

Basic and diluted earnings per share were calculated as follows:

(in millions)	Three Months ended September 30, 2011	Three Months ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Numerator for basic and diluted earnings per share attributable to Nalco Holding Company common shareholders:
Net earnings attributable to Nalco Holding Company	$76.7	$58.9	$252.5	$140.8

Denominator for basic earnings per share attributable to Nalco Holding Company common shareholders — weighted average common shares outstanding	138.8	138.3	138.8	138.3
Effect of dilutive securities:
Share-based compensation plans [1]	1.6	1.1	1.3	1.0

Denominator for diluted earnings per share attributable to Nalco Holding Company common shareholders	140.4	139.4	140.1	139.3

[1]	Share-based compensation plans excludes 0.3 million and 0.2 million shares at September 30, 2011 and 2010, respectively, due to their anti-dilutive effect.

15. Contingencies and Litigation

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

Our undiscounted reserves for known environmental clean-up costs were $2.2 million at September 30, 2011. These environmental reserves represent our current estimate of our proportional clean-up costs and are based upon negotiation and agreement with enforcement agencies, our previous experience with respect to clean-up activities, a detailed review by us of known conditions, and information about other PRPs. They are not reduced by any possible recoveries from insurance companies or other PRPs not specifically identified. Although we cannot determine whether or not a material effect on future operations is reasonably likely to occur, given the evolving nature of environmental

15. Contingencies and Litigation (continued)

regulations, we believe that the recorded reserve levels are appropriate estimates of the potential liability. Although settlement will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position.

Expenditures for the three months and nine months ended September 30, 2011, relating to environmental compliance and clean-up activities, were not significant.

We have been named as a defendant in lawsuits based on claimed involvement in the supply of allegedly defective or hazardous materials or products and the claimed presence of hazardous substances at our plants. We have also in the past been named as a defendant in lawsuits where our products have not caused injuries, but the claimants seek amounts so they might be monitored in the future for potential injuries arising from our products. The plaintiffs in these cases seek damages for alleged personal injury or potential injury resulting from exposure to our products or other chemicals. These matters have had a de minimis impact on our business historically, and we do not anticipate these matters will present any material risk to our business in the future. Notwithstanding, we cannot predict the outcome of any such lawsuits or the involvement we might have in these matters in the future.

In the ordinary course of our business, we are also a party to a number of lawsuits and are subject to various claims relating to patents, trademarks, intellectual property, employee matters, contracts, transactions, chemicals, services and other matters, the outcome of which, in our opinion, should not have a material effect on our consolidated financial position. However, we cannot predict the outcome of any litigation or the potential for future litigation. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the ruling occurs. We maintain accruals where the outcome of the matter is probable and can be reasonably estimated. We do not believe there is a risk of material loss in excess of these accruals.

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

15. Contingencies and Litigation (continued)

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

The use of dispersants by the responding parties was one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, the EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. We have encouraged ongoing monitoring and review of COREXIT and other dispersants and have cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company has been named in several lawsuits as described below.

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

Other Related Federal Claims

In July, August, September, October and December 2010, Nalco Company was also named, along with other unaffiliated defendants, in eight complaints filed by individuals in either the United States District Court for the Eastern District of Louisiana (Ezell v. BP, plc, et al., Case No. 2:10-cv-01920-KDE-JCW), the United States District Court for the Southern District of Alabama, Southern Division (Monroe v. BP, plc, et al., Case No. 1:10-cv-00472-M; Hill v. BP, plc, et al., Civil Action No. 1:10-cv-00471-CG-N; Hudley v. BP, plc, et al., Civil Action No. 10-cv-00532-N), the United States District Court for the Northern District of Florida, Tallahassee Division (Capt Ander, Inc. v. BP, plc, et al., Case No. 4:10-cv-00364-RH-WCS), the United States District Court for the Southern District of Mississippi, Southern Division (Trehern v. BP, plc, et al., Case No. 1:10-cv-00432-HSO-

15. Contingencies and Litigation (continued)

JMR) or the United States District Court for the Southern District of Texas (Chatman v. BP Exploration & Production, Civil Action No. 10-cv-04329; Brooks v. Tidewater Marine LLC, et al., Civil Action No. 11-cv-00049).

In April 2011, Nalco Company was also named in Best v. British Petroleum plc, et al., Civil Action No. 11-cv-00772 (E.D. La.); Black v. BP Exploration & Production, Inc., et al. Civil Action No. 2:11-cv-867, (E.D. La.); Pearson v. BP Exploration & Production, Inc., Civil Action No. 2:11-cv-863, (E.D. La.); Alexander, et al. v. BP Exploration & Production, et al., Civil Action No. 11-cv-00951 (E.D. La.); and Coco v. BP Products North America, Inc., et al. (E.D. La.). The complaints generally allege, among other things, negligence and injury resulting from the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaints seek unspecified compensatory and punitive damages, and attorneys’ fees and costs. The Chatman case was voluntarily dismissed.

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

15. Contingencies and Litigation (continued)

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

In October 2011, Nalco Company was named along with other unaffiliated defendants, in a complaint filed in Louisiana State Court, Toups, et al. v Nalco Company, et al., No. 59-121 (25th Judicial District Court, Parish of Plaquemines, Louisiana). The complaint alleges that 26 boat operators and clean-up technicians suffered health-related problems as a result of using chemicals during the oil spill response efforts.

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

Matters Related To The Merger Transaction With Ecolab Inc.

Following Ecolab Inc. (“Ecolab”) and Nalco Holding Company’s announcement of a planned merger transaction on July 20, 2011, a purported class action lawsuit was filed against Nalco, members of Nalco’s board of directors and Ecolab in the Circuit Court of the Eighteenth Judicial Circuit (DuPage County, State of Illinois): Jack Mozenter v. Nalco Holding Co., Ecolab, Inc., et al., No. 2011MR001043. Three additional purported class action lawsuits were also filed in the Circuit Court of the Eighteenth Judicial Circuit: Ziegler v. Nalco Holding Company, et al., No. 2011 L 861, Stasik v. Fyrwald, et al., No. 2011 CH 3745 and Construction Workers Pension Trust Fund – Lake County v. Nalco Holding Co., et al., No. 2011 L951. The four actions were consolidated by the Circuit Court on September 7, 2011. The lawsuits allege that the planned merger transaction is the result of an unfair and inadequate process, the consideration to be received by Nalco’s stockholders in the merger is inadequate and that the members of Nalco’s board of directors breached their fiduciary duties. The lawsuits were later amended to allege that the disclosures regarding the proposed merger as submitted by Nalco in a draft proxy statement for its shareholders were inadequate. (The lawsuits also allege that Ecolab aided and abetted the Nalco board of directors in the breach of their fiduciary duties to Nalco’s stockholders.) The lawsuits seek, among other things, injunctive relief enjoining Ecolab and Nalco from proceeding with the merger unless Nalco implements procedures to obtain the highest possible price for its stockholders, directing the Nalco board of directors to exercise its fiduciary duties to obtain a transaction in the best interests of Nalco’s stockholders and seeking additional disclosures in the proposed proxy statement. Nalco believes the allegations are meritless.

On October 24, 2011, the parties to the consolidated actions reached an agreement in principle regarding settlement of the consolidated actions. The defendants have entered into the settlement to eliminate the uncertainty, burden, risk, expense and distraction of the litigation. Under this settlement, the consolidated actions will be dismissed with prejudice on the merits and all defendants will be released from any and all claims relating to, among other things, the merger and any related disclosures. The settlement is subject to customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification and final approval by the court.

In exchange for the releases provided in the settlement, Ecolab and Nalco have provided additional disclosure requested by plaintiffs in the consolidated action related to, among other things, the negotiations between Ecolab and Nalco that resulted in the execution of the merger agreement, the financial forecasts prepared by Ecolab and Nalco, the opinions provided by Ecolab’s and Nalco’s respective financial advisors in connection with the merger and the fees paid to those advisors by Ecolab and Nalco over the past two years.

The settlement will not affect any provision of the merger agreement or the form or amount of the consideration to be received by Nalco stockholders in the merger. The parties have agreed that the lead plaintiff may apply to the court for an award of attorneys’ fees and reimbursement of expenses, which, under certain circumstances, defendants have agreed not to oppose.

16. Financial Instruments

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

The carrying value of euro-denominated debt designated as a net investment hedge was $269.7 million and $267.4 million at September 30, 2011 and December 31, 2010, respectively. Gains (losses) from the net investment hedge reported as a component of other comprehensive income in the foreign currency translation adjustment account were as follows:

16. Financial Instruments (continued)

(dollars in millions)	Three Months ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Gain (loss) before tax	$19.6	$(28.3)	$(2.3)	$14.4
Income tax (benefit)	7.3	(10.6)	(0.9)	5.4

Net gain (loss)	$12.3	$(17.7)	$(1.4)	$9.0

We formally assess, on a quarterly basis, whether the euro-denominated debt is effective at offsetting changes in the value of the underlying exposure. No hedge ineffectiveness was recorded in earnings during the nine months ended September 30, 2011 and 2010.

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

Changes in fair value representing hedge ineffectiveness are recognized in current earnings. No derivative instruments were designated as a cash flow hedge at September 30, 2011 and December 31, 2010, and no cash flow hedges were discontinued during the nine months ended September 30, 2011 and September 30, 2010.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings. No derivative instruments were designated as a fair value hedge at September 30, 2011 and December 31, 2010.

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

Derivative instruments are not held or issued for trading or speculative purposes.

16. Financial Instruments (continued)

The notional amounts of derivative instruments outstanding as of September 30, 2011 and December 31, 2010 were as follows:

(dollars in millions)	September 30, 2011	December 31, 2010
Derivatives designated as hedges:
None	$—	$—

Total derivatives designated as hedges	—	—
Derivatives not designated as hedges:
Foreign exchange contracts	146.4	87.9

Total derivatives	$146.4	$87.9

The fair value and balance sheet presentation of derivative instruments as of September 30, 2011 and December 31, 2010 were as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2011	December 31, 2010
Asset derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Prepaid expenses, taxes and other current assets	$1.1	$1.1

		$1.1	$1.1

Liability derivatives:
Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$—	$0.3

		$—	$0.3

For the nine months ended September 30, 2011 and 2010, we had no derivative instruments that qualified as cash flow hedges, so there was no impact on AOCI and earnings from such instruments.

For the three months and nine months ended September 30, 2011 and 2010, the impact on earnings from derivative instruments that were not designated as hedges was as follows:

(dollars in millions)	Location		Three Months ended September 30, 2011	Three Months ended September 30, 2010
Gain recognized in earnings:
Foreign exchange contracts	Other income	(expense), net	$(0.4)	$2.3

(dollars in millions)	Location		Nine Months ended September 30, 2011	Nine Months ended September 30, 2010
Gain recognized in earnings:
Foreign exchange contracts	Other income	(expense), net	$1.4	$4.4

17. Fair Value Measurements

Authoritative guidance issued by the FASB defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1	–	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2	–	Observable inputs other than quoted prices in active markets.

Level 3	–	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

(dollars in millions)	Balance September 30, 2011	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$1.1	$—	$1.1	$—
Money market funds held in rabbi trusts	2.0	2.0	—	—

	$3.1	$2.0	$1.1	$—

Liabilities:
Foreign exchange forward contracts	$—	$—	$—	$—
Contingent consideration	15.7	—	—	15.7

	$15.7	$—	$—	$15.7

(dollars in millions)	Balance December 31, 2010	Level 1	Level 2	Level 3
Assets:
Foreign exchange forward contracts	$1.1	$—	$1.1	$—
Money market funds held in rabbi trusts	12.5	12.5	—	—

	$13.6	$12.5	$1.1	$—

Liabilities:
Foreign exchange forward contracts	$0.3	$—	$0.3	$—
Contingent consideration	20.1	—	—	20.1

	$20.4	$—	$0.3	$20.1

Foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date. Money market funds held in rabbi trusts are valued using quoted prices in active markets. Contingent consideration obligations are measured based on the probability-weighted present value of the consideration expected to be transferred.

17. Fair Value Measurements (continued)

Changes in the fair value of contingent consideration obligations for the nine months ended September 30, 2011 were as follows:

(dollars in millions)	Nine Months ended September 30, 2011
Balance as of January 1, 2011	$20.1
Liabilities recognized at acquisition date	1.1
(Gains) recognized in earnings	(0.5)
Payments	(5.0)

Balance as of September 30, 2011	$15.7

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable and short-term debt approximate their fair values at September 30, 2011 and December 31, 2010, because of the short-term maturities and nature of these balances.

The estimated fair value of long-term debt at September 30, 2011 and December 31, 2010 was $2,813.2 million and $2,864.9 million, respectively, and the related carrying value was $2,644.5 million and $2,782.0 million, respectively. The fair value of our fixed-rate borrowings was estimated based on their quoted market prices. The carrying value of amounts outstanding under our senior secured credit facilities is considered to approximate fair value because interest accrues at rates that fluctuate with interest rate trends. The carrying value of other long-term debt outstanding also approximates fair value due to the variable nature of their interest rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Key financial highlights for the third quarter 2011 include:

•

Record sales of $1,251.0 million were up 15.0% over reported sales in the year-ago period, and increased 17.0% excluding sales of dispersant products used in responding to the Gulf oil spill in the third quarter of 2010. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, sales increased 12.5%. Favorable changes in currency translation rates increased reported sales 3.8%, while recent dispositions, net of acquisitions, accounted for a 1.3% sales decrease. Excluding sales of dispersant products used in responding to the Gulf oil spill from the year-ago period, sales grew 14.5% organically over the third quarter of 2010, with 4.9% attributable to price increases and 9.6% attributable to volume.

•	Change in product mix was the principal cause of the current quarter gross profit margin decreasing to 41.6% from 43.9% for the year-ago period.

•

In the third quarter of 2011, we generated $33 million in cost savings and productivity gains. Through the first nine months of 2011, we have generated $84 million of cost savings and productivity gains toward our goal of $100 million.

•

Third quarter 2011 diluted net earnings per share attributable to Nalco Holding Company common shareholders (EPS) was 55 cents, compared to 42 cents reported in the year-ago period. Adjusted Earnings Per Share, which excludes the after-tax impact of restructuring expenses and other specified transactions that are unusual in nature, was 53 cents and 46 cents for the third quarter of 2011 and 2010, respectively. Adjusted Earnings Per Share is reconciled to reported EPS as follows:

	Three Months ended September 30, 2011	Three Months ended September 30, 2010
Adjusted Earnings Per Share	$0.53	$0.46
Restructuring expenses, net of tax	0.04	—
Merger-related costs	(0.02)	—
Goodwill impairment	—	(0.04)
Diluted earnings per share, as reported	$0.55	$0.42

The after-tax impact sales of dispersant products used in responding to the Gulf oil spill favorably impacted third quarter 2010 EPS by 6 cents.

•	The effective income tax rate was 35.0% for the third quarter of 2011, compared to 34.5% for the year-ago quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Adjusted Effective Tax Rate, defined as the income tax provision excluding the tax expense (benefit) of specified transactions, divided by earnings (loss) before income taxes excluding the earnings (loss) before income taxes attributable to those specified transactions, was 35.4% for the third quarter of 2011. The reported effective tax rate is reconciled to the Adjusted Effective Tax Rate as follows:

(dollars in millions)	As Reported	Restructuring Expenses	Merger- related Costs	Adjusted
Earnings before income taxes	$121.0	$7.1	$(4.6)	$118.5
Income tax provision	42.3	2.1	(1.7)	41.9
Effective tax rate	35.0%	29.6%	37.0%	35.4%

•

EBITDA was $210.1 million for the third quarter of 2011, a 10.0% increase from year-ago EBITDA of $191.0 million. Adjusted EBITDA, which adjusts EBITDA for restructuring expenses and certain other unusual items, grew 13.3% to $207.6 million, compared to $183.3 million, excluding EBITDA contributed in the year-ago period by sales of dispersant products used for the Gulf oil spill. Net earnings attributable to Nalco Holding Company is reconciled to EBITDA and Adjusted EBITDA as follows:

(dollars in millions)	Three Months ended September 30, 2011	Three Months ended September 30, 2010
Net earnings attributable to Nalco Holding Company	$76.7	$58.9
Income tax provision	42.3	32.1
Interest expense, net of interest income	47.3	58.3
Depreciation	33.9	30.9
Amortization	9.9	10.8

EBITDA	210.1	191.0
Restructuring expenses	(7.1)	(0.3)
Merger-related costs	4.6	—
Impairment of goodwill	—	5.4

Adjusted EBITDA	$207.6	$196.1	(1)

(1)

Excluding EBITDA contributed by sales of dispersant products used for the Gulf of Mexico emergency response, Adjusted EBITDA would have been $183.3 million for the three months ended September 30, 2010.

•

Free Cash Flow, defined as cash from operating activities less capital expenditures and net earnings attributable to noncontrolling interests, was $49.3 million in the third quarter of 2011, a decrease of $16.7 million from Free Cash Flow of $66.0 million in the year-ago period. The change primarily resulted from increased uses of working capital to support growth. Higher raw material costs and increased selling prices contributed to the increased uses of working capital. Net cash provided by operating activities is reconciled to Free Cash Flow as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(dollars in millions)	Three Months ended September 30, 2011	Three Months ended September 30, 2010
Net cash provided by operating activities	$93.2	$111.6
Net earnings attributable to noncontrolling interests	(2.0)	(2.0)
Additions to property, plant, and equipment, net	(41.9)	(43.6)

Free cash flow	$49.3	$66.0

Outlook

On July 20, 2011, we announced that we had entered into a definitive merger agreement with Ecolab, Inc., a global leader in cleaning, sanitizing, food safety and infection prevention products and services. The merger will combine our leading positions in water, paper and energy services with Ecolab’s strength in the food and beverage, healthcare and institutional markets. We are anticipating a fourth quarter 2011 close.

Given the acceleration of our strong performance and slightly lower tax rate, we have updated our outlook for 2011. We have raised our Adjusted EBITDA guidance from $740 million to roughly $745 million, excluding merger-related expenses. We have also raised our Adjusted Earnings Per Share guidance from $1.70 to roughly $1.75, excluding merger-related expenses. The Adjusted Effective Tax Rate is now expected to approximate 33%, one percentage point lower than expected at the end of the second quarter. Productivity targets remain at approximately $100 million. Free Cash Flow still is expected to be roughly $85 million, as we had originally forecasted for 2011. Free Cash Flow for 2011 will be affected by (1) the payment of taxes on divestiture gains, (2) an estimated $5 million to $10 million reduction in cash flow, representing EBITDA of divested businesses, partly offset by interest savings on the senior discount notes redeemed using proceeds from the divestitures, and (3) higher cash flow requirements of $30 million to $35 million for profit sharing and rent for our Naperville facility. While rent expense for our Naperville facility in 2011 will remain constant at $10.6 million, rent payments will be $18.0 million higher in 2011 than they were in 2010 and $22.4 million higher than they will be in 2012 and beyond. Net capital expenditures are projected to increase to approximately $200 million, as we expand manufacturing capabilities, primarily in BRIC+ countries, and as we invest in customer automation and other high-value specialty equipment.

Results of Operations – Consolidated

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

Net sales for the three months ended September 30, 2011 were $1,251.0 million, a 15.0% increase from the $1,088.3 million reported for the quarter ended September 30, 2010. On an organic basis, which excludes the impacts of changes in foreign currency translation rates and acquisitions and divestitures, net sales rose 12.5%, with 4.8% attributable to price increases and 7.7% attributable to volume. After adjusting for oil spill dispersant sales in the year-ago period, organic sales rose 14.5%. Geographically, the Europe, Africa and Middle East region reported an organic increase of 14.1% and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asia/Pacific posted an increase of 12.3%. North America and Latin America both grew sales organically by 11.9%. North America sales in the year-ago period included sales of dispersant products used by the government and BP in responding to the Gulf of Mexico oil spill. Excluding those sales, North American organic growth was 16.0%.

Gross profit, defined as the difference between net sales and cost of product sold, of $520.4 million for the quarter ended September 30, 2011 increased by $42.7 million, or 8.9%, from the $477.7 million for the year-ago period, and increased 12.4% excluding the impact of the sales of dispersant products used in the Gulf oil spill response. On an organic basis, gross profit was up 7.0%, because the year-ago period included gross profit from the Gulf oil spill dispersant sales. Without that impact, gross profit rose 10.4% organically, as the impact of higher volumes and increased selling prices were partly offset by higher raw material and freight costs. Gross margin deteriorated by 2.3 percentage points to 41.6% for the quarter ended September 30, 2011 compared to 43.9% for the year-ago quarter.

Selling, administrative, and research expenses for the three months ended September 30, 2011 of $343.3 million increased $35.6 million, or 11.6%, from $307.7 million for the year-ago period. On an organic basis, selling, administrative, and research expenses increased 8.1%, reflecting increased investment in headcount to support growth, partially offset by productivity improvements. The increase was also partly attributable to lower incentive plan expenses in the year-ago quarter resulting from a reduction in amounts accrued earlier in 2010. Changes in currency translation rates increased selling, administrative and research expenses 3.7% from the year-ago period.

Amortization of intangible assets was $9.9 million and $10.8 million for the three months ended September 30, 2011 and 2010, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Restructuring expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, was a net credit of $7.1 million and $0.3 million for the three months ended September 30, 2011 and September 30, 2010, respectively. We recognized a pretax gain on the sale of two manufacturing facilities of $8.1 million during the third quarter of 2011. Additional expenses of $1.0 million for the quarter partially offset this gain. We revised our European restructuring plan during the third quarter of 2010, which required the reversal of approximately $1.4 million of expenses accrued in earlier periods. Additional expenses of $1.1 million during the third quarter 2010 partially offset this reversal, resulting in a net credit for the quarter.

Impairment of goodwill of $5.4 million in the third quarter of 2010 resulted from the reversal of deferred tax assets of $22.3 million that were originally recorded as part of the purchase price allocation when we were acquired in 2003. During 2010, we determined that the deferred tax assets were recorded in error. In accordance with authoritative accounting guidance, we corrected this purchase price allocation error by reversing the deferred tax asset and increasing goodwill. Of the $22.3 million adjustment to goodwill, $5.4 million was allocated to our Paper Services reporting unit. Because the entire balance of goodwill of our Paper Services reporting unit was written off in 2008, when it was determined that it was impaired, the $5.4 million was immediately written off.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense), net changed unfavorably by $3.2 million for the three months ended September 30, 2011 compared to the year-ago period. The change was primarily due to foreign currency exchange adjustments.

Net interest expense, defined as the combination of interest income and interest expense, of $47.3 million for the three months ended September 30, 2011 decreased by $11.0 million from the $58.3 million reported for the three months ended September 30, 2010. The change was mainly the result of lower average debt levels compared to the third quarter 2010, combined with a lower weighted-average interest rate.

The income tax provision of $42.3 million for the three months ended September 30, 2011 reflects an actual effective tax rate of 35.0%. This includes net discrete tax benefits for the period of $0.4 million.

The income tax provision was $32.1 million for the three months ended September 30, 2010. The effective tax rate of 34.5% was favorably impacted by a $7.8 million net reduction to the income tax provision related to immaterial corrections of prior period items, consisting of adjustments with offsetting impacts to current and deferred income tax accounts.

For both the quarters ended September 30, 2011 and September 30, 2010, the income tax provision also varied from the U.S. federal statutory income tax rate due to foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

Based upon the status of examinations in multiple tax jurisdictions and expanded audit and controversy activity in multiple non-U.S. jurisdictions, it is reasonably possible the total amount of unrecognized tax benefits could change during the next 12 months within a range of zero to $8 million.

We will continue to monitor our prior 36-month earnings history together with all other available evidence, both positive and negative, in determining whether it is more likely than not we will realize some or all of our net deferred tax assets. Based on current expectations, we do not anticipate releasing any valuation allowances during the next 12 months.

Net earnings attributable to noncontrolling interests was $2.0 million for both the three months ended September 30, 2011 and 2010.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net sales for the nine months ended September 30, 2011 were $3,488.0 million, an 11.4% increase from the $3,131.5 million reported for the nine months ended September 30, 2010. On an organic basis, net sales rose 8.6%. Excluding Gulf oil spill dispersant sales from the year-ago period, net sales rose 11.7% organically. Geographically, each region showed improvement over the prior year, with organic increases of 12.7% in Latin America, 9.5% in Asia/Pacific, 8.7% in the Europe, Africa and Middle East region and 7.3% in North America. Excluding sales of dispersants used for the Gulf oil spill from the year-ago period, North America saw 13.7% organic growth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profit, defined as the difference between net sales and cost of product sold, of $1,446.8 million for the nine months ended September 30, 2011 increased by $50.3 million, or 3.6%, from the $1,396.5 million for the nine months ended September 30, 2010. On an organic basis, gross profit was up 1.5%, as the year-ago period included gross profit from the Gulf oil spill dispersant sales. Without that impact, gross profit increased 8.3% and was up 6.1% organically. However, due to escalating raw material and freight costs offset by higher selling prices, gross margin deteriorated by 3.1 percentage points to 41.5% for the nine months ended September 30, 2011 compared to 44.6% for the year-ago period.

Selling, administrative, and research expenses for the nine months ended September 30, 2011 of $1,006.9 million increased $82.1 million, or 8.9%, from $924.8 million for the year-ago period. On an organic basis, selling, administrative, and research expenses increased 5.3%, reflecting increased investment in headcount to support growth, partially offset by productivity improvements. Changes in currency translation rates increased selling, administrative and research expenses 3.6% from the first nine months of 2010.

Amortization of intangible assets was $29.5 million and $32.2 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease was attributable to lower amortization of customer relationships, which are amortized using an accelerated method.

Restructuring expenses, representing mostly employee severance and related costs associated with the continuing redesign and optimization of business and work processes, were $4.9 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively. The $3.0 million increase was mainly attributable to a plan to eliminate approximately 100 positions, primarily in the Europe, Africa and Middle East region, partially offset by a gain on the sale of two manufacturing facilities of $8.1 million.

Impairment of goodwill of $5.4 million in the nine months ended September 30, 2010 resulted from the reversal of deferred tax assets of $22.3 million that were originally recorded as part of the purchase price allocation when we were acquired in 2003. During 2010, we determined that the deferred tax assets were recorded in error. In accordance with authoritative accounting guidance, we corrected this purchase price allocation error by reversing the deferred tax asset and increasing goodwill. Of the $22.3 million adjustment to goodwill, $5.4 million was allocated to our Paper Services reporting unit. Because the entire balance of goodwill of our Paper Services reporting unit was written off in 2008, when it was determined that it was impaired, the $5.4 million was immediately written off.

Gain on divestitures of $136.0 million resulted from the first quarter 2011 sale of our personal care products business and marine chemicals business. Proceeds from the sale were $198.4 million, net of selling and other cash expenses of $6.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income (expense), net changed favorably by $8.5 million for the nine months ended September 30, 2011 compared to the year-ago period. The change was primarily caused by a favorable change in foreign currency transaction gains and losses of $12.3 million, which was mostly attributable to losses reported in the first quarter 2010 resulting from the devaluation of the Venezuelan bolivar fuerte. See Note 10 to the condensed consolidated financial statements in Part I, Item 1, for further explanation. Partially offsetting this favorable variance were debt extinguishment costs of $2.8 million incurred during the first quarter 2011.

Net interest expense, defined as the combination of interest income and interest expense, of $141.8 million for the nine months ended September 30, 2011 decreased by $30.7 million from the $172.5 million reported for the nine months ended September 30, 2010. Lower average debt levels compared to the first nine months 2010, combined with lower weighted-average interest rate debt, drove a $33.3 million decrease in interest expense from the year-ago period. Interest income decreased $2.6 million compared to the year-ago period, reflecting lower cash balances.

The income tax provision of $129.5 million for the nine months ended September 30, 2011 reflects an actual effective tax rate of 33.4%. This includes year-to-date net discrete tax benefits of $12.2 million, $11.8 million of which occurred in the second quarter, and an incremental tax charge, beyond 35.0%, of $4.2 million related to the gains on our first quarter divestitures. Those first quarter gains included the negative impact of nondeductible goodwill, partly offset by a favorable impact associated with their geographic mix, including, but not limited to, utilizing deferred tax assets against which a valuation allowance had been previously placed. The net discrete tax benefits of the second quarter consisted primarily of releasing $29.5 million of the valuation allowances previously placed against some of our deferred tax assets, partly offset by a net charge of $17.3 million related to unrecognized tax benefits, the latter of which was caused, in large part, by expanded audit and expected controversy activity in multiple non-U.S. income tax jurisdictions.

The income tax provision of $95.5 million for the nine months ended September, 2010 was unfavorably impacted by the tax consequences of U.S. healthcare reform legislation enacted in the first quarter 2010. The resulting one-time write-off of previously accrued tax benefits associated with the subsidy for postretirement prescription drug benefits increased our tax provision by $2.6 million. Also in the first quarter 2010, the Venezuelan government devalued its currency, resulting in a foreign exchange loss from remeasurement of the balance sheet accounts of our Venezuelan subsidiary. The loss produced relatively small tax benefits, which, when compared to the 35% U.S. federal statutory income tax rate, resulted in a $2.1 million increase to the income tax provision. The effective tax rate of 39.9% was also unfavorably impacted by increased earnings subjected to a relatively high U.S. tax rate. Foreign tax disputes and law changes enacted in 2010 also increased the effective tax rate. Partly offsetting these unfavorable impacts to the effective tax rate was the $7.8 million net reduction to the income tax provision recorded in the third quarter related to immaterial corrections of prior period items.

For the nine months ended September 30, 2011 and September 30, 2010, the income tax provision also varied from the U.S. federal statutory income tax rate due to foreign taxes provided at other than the 35% U.S. statutory rate, U.S. state income taxes, foreign tax credits, nondeductible expenses and other permanent differences.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net earnings attributable to noncontrolling interests of $5.9 million for the nine months ended September 30, 2011 was $2.8 million higher than the $3.1 million reported in the year-ago period.

Results of Operations – Segment Reporting

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

Net sales by reportable segment for the three months ended September 30, 2011 and September 30, 2010 may be compared as follows:

	Three Months Ended		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2011	September 30, 2010		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$521.4	$465.3	12.1%	4.5%	(3.6)%	11.2%
Paper Services	219.4	194.4	12.9%	3.9%	—	9.0%
Energy Services	510.2	428.6	19.0%	2.9%	0.7%	15.4%

Net sales	$1,251.0	$1,088.3	15.0%	3.8%	(1.3)%	12.5%

Water Services reported sales of $521.4 million for the quarter ended September 30, 2011, a 12.1% increase from the $465.3 million for the year-ago period. Organic sales growth was 11.2%, led by double-digit growth in Mining and in the light industry Food and Beverage and Manufacturing end-markets. Geographically, all regions contributed to the organic sales improvement, as the Asia/Pacific and Europe, Africa and Middle East regions reported double-digit organic sales increases of 17.4% and 13.4%, respectively. North America and Latin America each reported 7.7% organic sales increases. The net sales decrease resulting from acquisitions/divestitures was primarily due to the first quarter 2011 divestitures of businesses partially offset by sales attributable to acquisitions made in 2010.

Paper Services reported sales of $219.4 million for the three months ended September 30, 2011, a 12.9% improvement from the $194.4 million reported for the third quarter 2010. Organic sales grew 9.0%, as Latin America, North America and Asia/Pacific reported increases of 19.2%, 12.9%, and 6.7%, respectively, while Europe, Africa and Middle East decreased 2.3%.

Energy Services reported sales of $510.2 million for the three months ended September 30, 2011, a 19.0% increase from the $428.6 million for the quarter ended September 30, 2010. Excluding sales of dispersant products from sales for the year-ago period, Energy Services organic growth would have been 20.7%, led by a substantial increase posted by our Enhanced Oil Recovery business and double-digit growth reported by our Upstream and Downstream businesses. Regionally, organic sales were 14.6% higher in North America when compared to the year-ago period that includes dispersant sales, and were

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

23.9% higher excluding those sales. The Europe, Africa and Middle East region, Latin America and Asia/Pacific reported organic increases of 24.1%, 14.1% and 7.8%, respectively.

Direct contribution by reportable segment for the three months ended September 30, 2011 and September 30, 2010 may be compared as follows:

	Three Months Ended		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2011	September 30, 2010		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$101.8	$88.8	14.7%	4.2%	(8.0)%	18.5%
Paper Services	35.7	33.3	7.1%	2.4%	—	4.7%
Energy Services	102.8	98.6	4.2%	2.8%	—	1.4%

Direct contribution of Water Services was $101.8 million for the three months ended September 30, 2011, a 14.7% increase over the $88.8 million reported for the three months ended September 30, 2010. Organically, direct contribution grew 18.5%, driven by volume growth and pricing gains. Third quarter 2011 direct contribution as a percent of sales increased to 19.5% from the year-ago 19.1% reflecting strong pricing gains, partially offset by the impact from substantial BRIC+ hires last year.

Paper Services reported direct contribution of $35.7 million for the three months ended September 30, 2011, a 7.1% improvement from the direct contribution of $33.3 million reported for the third quarter 2010. Organically, direct contribution grew 4.7%, primarily as a result of pricing gains. As a percent of sales, third quarter 2011 direct contribution decreased to 16.2% from the 17.1% reported for the year-ago period, reflecting primarily raw material and freight headwinds.

Energy Services reported direct contribution of $102.8 million for the three months ended September 30, 2011, compared to $98.6 million for the year-ago period, a reported and organic increase of 4.2% and 1.4%, respectively. Excluding direct contribution attributable to sales of dispersant products used for the Gulf oil spill from the direct contribution of the year-ago period, direct contribution grew 19.7%, or 16.4% organically, reflecting pricing gains and volume growth, partly offset by increased raw material costs and BRIC+ hires last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net sales by reportable segment for the nine months ended September 30, 2011 and September 30, 2010 may be compared as follows:

	Nine Months Ended		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2011	September 30, 2010		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$1,452.8	$1,308.6	11.0%	4.5%	(3.2)%	9.7%
Paper Services	628.0	554.0	13.4%	3.9%	—	9.5%
Energy Services	1,407.2	1,268.9	10.9%	2.7%	1.3%	6.9%

Net sales	$3,488.0	$3,131.5	11.4%	3.6%	(0.8)%	8.6%

Water Services reported sales of $1,452.8 million for the nine months ended September 30, 2011, an 11.0% increase from the $1,308.6 million for the year-ago period. Organic sales growth was 9.7%, led by the Mining and Chemicals businesses, which reported solid double-digit increases. Heavy industry organic sales grew 7.8%, and light industry was up 3.7%. All regions reported organic sales improvement with Asia/Pacific, North America and the Europe, Africa and Middle East region contributing organic sales increases of 12.7%, 10.1% and 8.3%, respectively. Latin America reported a 7.6% organic sales increase. The net sales decrease resulting from acquisitions/divestitures was due to the first quarter 2011 divestitures of businesses partially offset by sales attributable to acquisitions made in 2010.

Paper Services reported sales of $628.0 million for the nine months ended September 30, 2011, a 13.4% improvement from the $554.0 million reported for the first nine months of 2010. Organic sales grew 9.5%, with increases in every region. Latin America led the growth in organic sales with a 23.5% increase. Organic sales grew 10.5% and 9.7% in North America and Asia/Pacific, respectively, while the Europe, Africa and Middle East region grew 1.7%.

Energy Services reported sales of $1,407.2 million for the nine months ended September 30, 2011, a 10.9% increase from the $1,268.9 million for the year-ago period. Organic sales increased 6.9%, as strong growth by our Downstream and Upstream, Oil Field and Adomite drilling-support businesses were largely offset by the effect of the 2010 dispersant product sales used in the response to the Gulf oil spill. Excluding these sales of dispersant product from the year-ago period, Energy Services sales were up 14.9% organically. Organic sales growth was 14.9% in Latin America, 13.2% in the Europe, Africa and Middle East region, and 4.2% in Asia/Pacific. Organic sales were 4.2% higher in North America from the first nine months of 2010, but excluding the sales of dispersant products used in the response to the Gulf oil spill from the year-ago period, North American organic growth was 17.9%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Direct contribution by reportable segment for the nine months ended September 30, 2011 and September 30, 2010 may be compared as follows:

	Nine Months Ended		% Change	Attributable to Changes in the Following Factors
(dollars in millions)	September 30, 2011	September 30, 2010		Currency Translation	Acquisitions/ Divestitures	Organic
Water Services	$251.6	$244.1	3.1%	4.1%	(7.5)%	6.5%
Paper Services	96.5	91.7	5.3%	3.1%	—	2.2%
Energy Services	275.8	301.4	(8.5)%	2.4%	0.2%	(11.1)%

Direct contribution of Water Services was $251.6 million for the nine months ended September 30, 2011, a 3.1% increase from the $244.1 million reported for the nine months ended September 30, 2010. Organically, direct contribution increased 6.5%. However, direct contribution as a percent of sales deteriorated to 17.3% from the year-ago 18.7%, as price increases offset increased raw material and freight costs.

Paper Services reported direct contribution of $96.5 million for the nine months ended September 30, 2011, a 5.3% improvement from the direct contribution of $91.7 million reported for the year-ago period. Organically, direct contribution grew 2.2%, driven by a solid organic increase in sales, but price increases were offset by higher raw material and freight costs. As a percent of sales, direct contribution decreased to 15.4% from the 16.5% reported for the year-ago period.

Energy Services reported direct contribution of $275.8 million for the nine months ended September 30, 2011, compared to $301.4 million for the year-ago period, a decrease of 8.5%. Organically, direct contribution decreased by 11.1%. Excluding direct contribution attributable to dispersant product sales used in response to the Gulf oil spill from the direct contribution of the year-ago period, direct contribution increased 9.4% organically, as a result of the solid increase in sales. Higher raw material and freight costs were offset by price increases, and additional investments in headcount were made to support growth.

Liquidity and Capital Resources

Operating activities. Historically, our main source of liquidity has been our cash flow generated by operating activities. For the nine months ended September 30, 2011, cash provided by operating activities was $67.7 million, a decrease of $148.0 million from the cash provided by operating activities of $215.7 million for the same period last year. The change was largely the result of uses of working capital for growth in the first nine months of 2011. The number of days investment in inventory rose to 59 days at September 30, 2011 from 53 days at December 31, 2010. Accounts receivable days sales outstanding increased to 68 days at September 30, 2011 from 64 days at December 31, 2010. The increase was primarily attributable to expanding payment terms to some customers and an increase in slower-paying customers. Accounts payable days outstanding declined to 48 days at September 30, 2011 from 53 days at December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investing activities. Cash provided by investing activities was $72.4 million for the nine months ended September 30, 2011, which was mostly the result of $198.4 million in net proceeds from the divestitures of our marine chemicals business and personal care products business and cash provided by other investing activities of $6.9 million. These sources of cash were partially offset by $125.6 million of net property additions and business acquisitions of $7.3 million.

Cash used for investing activities was $133.4 million for the nine months ended September 30, 2010, which was mainly attributable to net property additions of $101.4 million and business acquisitions of $33.6 million.

Financing activities. Net cash used for financing activities totaled $147.7 million during the nine months ended September 30, 2011. Net borrowings decreased $118.7 million which was driven primarily by the first quarter 2011 redemption of $200.0 million aggregate principal amount at maturity senior discount notes due 2014, using proceeds from the business divestitures. Partially offsetting this use of cash was a $77.7 million increase in borrowings against our receivables securitization facility. Other notable uses of cash during the period were cash dividends of $14.6 million, the payment of accrued deferred financing costs of $1.2 million and a $3.0 million premium to redeem our 2014 senior discount notes.

A net decrease in borrowings of $3.1 million, combined with cash dividends of $14.5 million, accounted for most of the $22.9 million of net cash used for financing activities for the nine months ended September 30, 2010.

Our liquidity requirements are significant, primarily due to debt service requirements as well as research and development and capital investment. Our primary source of liquidity will continue to be cash flow generated from operations, but we also have availability under a $250 million revolving credit facility that expires in May 2014 and a $150 million receivables facility that expires in June 2013, in each case subject to certain conditions. Under the terms of our senior secured credit facilities, we also have additional term loan borrowing capacity of roughly $350.0 million as of September 30, 2011. We believe that our financial position and financing structure will provide flexibility in worldwide financing activities and permit us to respond to changing conditions in credit markets.

Senior secured credit facilities. At September 30, 2011, we had no borrowings under our revolving credit facility. We had $232.7 million of borrowing capacity available, which reflects reduced availability as a result of $17.3 million in outstanding letters of credit. Our senior secured credit facilities, as amended, allow for additional term loan borrowings that would not cause the secured leverage ratio of Nalco Holdings LLC (an indirect subsidiary company of Nalco Holding Company) and its subsidiaries on a consolidated basis to exceed 2.00 to 1.00. This represented roughly $350.0 million of additional term loan borrowing capacity as of September 30, 2011.

At September 30, 2011, the outstanding balance of our term loan B facility was $640.7 million, net of an unamortized discount of $2.8 million, the balance of our term loan C facility was $275.3 million, net of an unamortized discount of $19.4 million, and the outstanding balance of our term loan C-1 facility was $95.3 million, net of an unamortized discount of $3.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Senior notes. In December 2010, Nalco Company, an indirect subsidiary of Nalco Holding Company, issued $750 million aggregate principal amount of 6.625% senior unsecured notes (“Dollar Notes”) and €200 million aggregate principal amount of 6.875% senior unsecured notes (“Euro Notes”), that are both due in January 2019. The outstanding balance of the Dollar Notes and Euro Notes was $750.0 million and $269.7 million, respectively, at September 30, 2011.

In 2009, Nalco Company issued $500.0 million aggregate principal amount of 8.25% senior unsecured notes due in May 2017 (the “2009 Notes”) at a discount of $10.7 million. The outstanding balance of the 2009 Notes was $492.5 million, net of an unamortized discount of $7.5 million, at September 30, 2011.

Senior discount notes. In 2004, Nalco Finance Holdings LLC, a direct subsidiary of Nalco Holding Company, and Nalco Finance Holdings Inc. (together, the “Issuers”), issued $694.0 million aggregate principal amount at maturity of 9.00% senior discount notes due in 2014. After a series of redemptions, the aggregate principal amount at maturity was $200.0 million at December 31, 2010. In March 2011, the entire remaining outstanding balance of the senior discount notes was redeemed.

Covenants. The senior secured credit facilities, the 2009 Notes and the 2010 Notes contain a number of financial and non-financial covenants. We were in compliance with all such covenants at September 30, 2011.

Local lines of credit. Certain of our non-U.S. subsidiaries have lines of credit to support local requirements. As of September 30, 2011, the aggregate outstanding balance under these local lines of credit was approximately $76.8 million.

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

Of the $150.0 million available for borrowing based on the amount of receivables eligible for financing as of August 31, 2011, we had $145.5 million of outstanding borrowings as of September 30, 2011.

Recent Accounting Pronouncements

See Note 3 to the condensed consolidated financial statements, included in Part I, Item 1, for information on recent accounting pronouncements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

“Safe Harbor” Statement Under Private Securities Litigation Reform Act of 1995

This Quarterly Report for the fiscal quarter ended September 30, 2011 (the “Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “ believes,” “forecasts,” or future or conditional verbs, such as “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Direct contribution, EBITDA, Adjusted EBITDA and Free Cash Flow are not recognized terms under U.S. GAAP and do not purport to be alternatives to net earnings as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Adjusted Effective Tax Rate and Adjusted Earnings Per Share also are not recognized terms under U.S. GAAP. Adjusted Effective Tax Rate does not purport to be an alternative to the actual effective tax rate as a measure of the relationship between the income tax provision and earnings (loss) before income taxes, and Adjusted Earnings Per Share does not purport to be an alternative to diluted earnings per share as a measure of operating performance. Direct contribution is reconciled to consolidated earnings before income taxes in Note 13 of our consolidated financial statements included in Part I, Item 1 of this Quarterly Report. The most direct comparable GAAP financial measures of each other non-GAAP financial measure, as well as the reconciliation between each other non-GAAP financial measure and the GAAP financial measure, are presented in the discussions of the non-GAAP financial measures below. Because not all companies use identical calculations, our measures may not be comparable to other similarly titled measures of other companies.

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

There were no changes in our internal controls over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

MATTERS RELATED TO THE MERGER TRANSACTION WITH ECOLAB INC.

Following Ecolab Inc. (“Ecolab”) and Nalco Holding Company’s announcement of a planned merger transaction on July 20, 2011, a purported class action lawsuit was filed against Nalco, members of Nalco’s board of directors and Ecolab in the Circuit Court of the Eighteenth Judicial Circuit (DuPage County, State of Illinois): Jack Mozenter v. Nalco Holding Co., Ecolab, Inc., et al., No. 2011MR001043. Three additional purported class action lawsuits were also filed in the Circuit Court of the Eighteenth Judicial Circuit: Ziegler v. Nalco Holding Company, et al., No. 2011 L 861, Stasik v. Fyrwald, et al., No. 2011 CH 3745 and Construction Workers Pension Trust Fund – Lake County v. Nalco Holding Co., et al., No. 2011 L951. The four actions were consolidated by the Circuit Court on September 7, 2011. The lawsuits allege that the planned merger transaction is the result of an unfair and inadequate process, the consideration to be received by Nalco’s stockholders in the merger is inadequate and that the members of Nalco’s board of directors breached their fiduciary duties. The lawsuits were later amended to allege that the disclosures regarding the proposed merger as submitted by Nalco in a draft proxy statement for its shareholders were inadequate. (The lawsuits also allege that Ecolab aided and abetted the Nalco board of directors in the breach of their fiduciary duties to Nalco’s stockholders.) The lawsuits seek, among other things, injunctive relief enjoining Ecolab and Nalco from proceeding with the merger unless Nalco implements procedures to obtain the highest possible price for its stockholders, directing the Nalco board of directors to exercise its fiduciary duties to obtain a transaction in the best interests of Nalco’s stockholders and seeking additional disclosures in the proposed proxy statement. Nalco believes the allegations are meritless.

On October 24, 2011, the parties to the consolidated actions reached an agreement in principle regarding settlement of the consolidated actions. The defendants have entered into the settlement to eliminate the uncertainty, burden, risk, expense and distraction of the litigation. Under this settlement, the consolidated actions will be dismissed with prejudice on the merits and all defendants will be released from any and all claims relating to, among other things, the merger and any related disclosures. The settlement is subject to customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification and final approval by the court.

In exchange for the releases provided in the settlement, Ecolab and Nalco have provided additional disclosure requested by plaintiffs in the consolidated action related to, among other things, the negotiations between Ecolab and Nalco that resulted in the execution of the merger agreement, the financial forecasts prepared by Ecolab and Nalco, the opinions provided by Ecolab’s and Nalco’s respective financial advisors in connection with the merger and the fees paid to those advisors by Ecolab and Nalco over the past two years.

The settlement will not affect any provision of the merger agreement or the form or amount of the consideration to be received by Nalco stockholders in the merger. The parties have agreed that the lead plaintiff may apply to the court for an award of attorneys’ fees and reimbursement of expenses, which, under certain circumstances, defendants have agreed not to oppose.

Item 1. Legal Proceedings (continued)

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

Item 1. Legal Proceedings (continued)

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

In April 2011, Nalco Company was also named in Best v. British Petroleum plc, et al., Civil Action No. 11-cv-00772 (E.D. La.); Black v. BP Exploration & Production, Inc., et al. Civil Action No. 2:11-cv-867, (E.D. La.); Pearson v. BP Exploration & Production, Inc., Civil Action No. 2:11-cv-863, (E.D. La.); Alexander, et al. v. BP Exploration & Production, et al., Civil Action No. 11-cv-00951 (E.D. La.); and Coco v. BP Products North America, Inc., et al. (E.D. La.). The complaints generally allege, among other things, negligence and injury resulting from the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaints seek unspecified compensatory and punitive damages, and attorneys’ fees and costs. The Chatman case was voluntarily dismissed.

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

Item 1. Legal Proceedings (continued)

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

In October 2011, Nalco Company was named along with other unaffiliated defendants, in a complaint filed in Louisiana State Court, Toups, et al. v Nalco Company, et al., No. 59-121 (25th Judicial District Court, Parish of Plaquemines, Louisiana). The complaint alleges that 26 boat operators and clean-up technicians suffered health-related problems as a result of using chemicals during the oil spill response efforts.

Item 1. Legal Proceedings (continued)

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

Dated: November 3, 2011